Form 10-K405
period 1997-01-31
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 1997-05-16
CIK 1031754

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended January 31, 1997

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       Commission File Number 0-22289
                        Wherehouse Entertainment, Inc.
            (Exact name of registrant as specified in its charter)

                                Delaware
                   (State or other jurisdiction of
                     incorporation or organization)

                               95-4608339
                (I.R.S. Employer Identification Number)

                          19701 Hamilton Avenue
                      Torrance, California 90502-1334
                      (Address of principal executive
                         offices including ZIP code)

                               (310) 538-2314
                 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [  ]  No [ x ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ X ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant is $5,446,000(1)

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X    No
    -----     -----

    As of January 31, 1997, 10,257,808 shares of the registrant's common stock were issued and outstanding and 917,515 additional shares are expected to be issued pursuant to the bankruptcy plan of reorganization discussed in Item 1 below.

(1) There is no established trading market for the voting stock of the registrant. As of January 31, 1997, 10,257,808 shares of the registrant's voting stock was issued and outstanding. All but 1,100,000 of those shares were issued pursuant to a bankruptcy plan of reorganization. See "Reorganization Under Chapter 11" in Item 1 below. The registrant estimates that 917,515 additional shares of its voting stock may be issued pursuant to the plan of reorganization, after which a total of 11,175,323 shares of the registrant's voting stock will be issued and outstanding.
    The registrant estimates that of that number of total outstanding shares, approximately 680,162 shares will be held by non-affiliates of the registrant. The registrant estimates that the net equity value of the registrant on a pro forma basis as of January 31, 1997 after giving effect to the plan of reorganization is $89,483,000. This estimate is based on a valuation prepared by American Appraisal Associates, Inc. ("AAA") in connection with the confirmation of the Reorganization Plan. Certain Senior Subordinated Noteholders and the Official Committee of Unsecured Creditors in the Bankruptcy Case initially contested the Reorganization Plan. Their arguments in opposition to the Reorganization Plan included their contention that the value of the Company is higher than estimated by AAA. Since this matter was resolved consensually, the Bankruptcy Court never ruled on this issue. The market value of voting stock held by non-affiliates of the registrant specified above assumes the issuance of all 11,175,323 shares and was calculated by dividing the pro forma net equity value of the registrant of $89,483,000 by 11,175,323 outstanding shares, and multiplying the resulting quotient by 680,162 the approximate number of shares expected to be held by non-affiliates of the registrant.

                              FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The sections of this Annual Report on Form 10-K containing such forward-looking statements include "Business," "Reorganization Under Chapter 11," "Merchandise Sale Products and Supply," "Video and Other Product Rentals," and "Competition" under Item I below, "Holders" under Item 5 below, and "Management's Discussion and Analysis of Financial Condition and Results of Operation," Item 7 below. Statements in this Annual Report on Form 10-K which address activities, events or developments that the registrant expects or anticipates will or may occur in the future, including such things as future issuances of shares, future capital expenditures (including the amount and nature thereof), expansion and other development and technological trends of industry segments in which the registrant is active, business strategy, expansion and growth of the registrant's and its competitors' business and operations and other such matters are forward-looking statements. Although the registrant believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the registrant.

    The registrant's operations are subject to factors outside its control.
Any one, or a combination, of these factors could materially affect the results of the registrant's operations. These factors include: (a) changes in levels of competition from current competitors and potential new competition from both retail stores and alternative methods or channels of distribution such as electronic and telephone shopping services and mail order; (b) loss of a significant vendor or prolonged disruption of product supply; (c) the presence or absence of popular new releases and products in the product categories the registrant represents; (d) changes in levels of consumer spending, especially during seasonally significant periods; (e) changes in the Federal and state income tax rules and regulations or interpretations of existing legislation; (f) changes in the general economic conditions in the United States, and in particular the eight major markets served by the registrant, including, but not limited to consumer sentiment about the economy in general; (g) changes in availability or terms of working capital financing from vendors and lending institutions; (h) adverse results in significant litigation matters; and (i) the ability to attract and retain key personnel. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the registrant. Forward-looking statements made by or on behalf of the registrant are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those anticipated results described in these forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the registrant will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the registrant or its business or operations.

                                        PART I

ITEM 1.  BUSINESS

    The registrant, Wherehouse Entertainment, Inc. ("New Wherehouse") was incorporated under the laws of the State of Delaware on November 15, 1996 as WEI Acquisition Co. On January 31, 1997, New Wherehouse acquired (the "Acquisition") substantially all the assets of Wherehouse Dissolution Co. ("Old Wherehouse"), a Delaware corporation, and its parent company, WEI Holdings, Inc., a Delaware corporation ("WEI"; and together with Old Wherehouse, the "Debtors"), pursuant to a Chapter 11 plan of reorganization (as described in "Reorganization Under Chapter 11" below). Prior to the Acquisition, Old Wherehouse was known as "Wherehouse Entertainment, Inc.," and, after the Acquisition, Old Wherehouse changed its name to Wherehouse Dissolution Co.
After the Acquisition, New Wherehouse changed its name to "Wherehouse Entertainment, Inc." New Wherehouse is the successor to Old Wherehouse, and New Wherehouse has undertaken to continue the obligations of Old Wherehouse to file all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. New Wherehouse and Old Wherehouse will be collectively referred to in this Annual Report as the "Company" or "Wherehouse" where the discussion relates to the continuing business operations of Old Wherehouse and New Wherehouse.

    Based upon published and other information available to its management, Wherehouse is, in terms of both revenues and store count, one of the largest retailers of prerecorded music and videocassette rentals in the western United States. Old Wherehouse was founded in 1970 as a music retailer. Since then, Wherehouse has evolved into a diversified entertainment retailer with a broad range of prerecorded music, videocassettes and other products. As Wherehouse has grown, its product lines and product mix have been adapted to respond to changes in electronic technology and consumer tastes.


REORGANIZATION UNDER CHAPTER 11

    On August 2, 1995 (the "Petition Date"), WEI and Old Wherehouse filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), seeking to reorganize under Chapter 11 (the "Bankruptcy Case"). Old Wherehouse and WEI continued to manage their respective affairs and operate their businesses as debtors-in-possession while they worked to develop a reorganization plan that would restructure and allow their emergence from Chapter 11.

    The Debtors' plan of reorganization, entitled the "Debtors' First Amended Chapter 11 Plan, as Revised for Technical Corrections on October 4, 1996 and Supplemental Amendments on December 2, 1996 and December 13, 1996" (the "Reorganization Plan"), was confirmed by an order of the Bankruptcy Court entered on January 7, 1997 entitled "Findings of Fact, Conclusions of Law and Order Confirming Debtors' First Amended Chapter 11 Plan Under Chapter 11 of the Bankruptcy Code" (the "Confirmation Order"). The effective date of the Reorganization Plan occurred on January 31, 1997 (the "Plan Effective Date"). New

Wherehouse (as opposed to Old Wherehouse and WEI) was never the subject of a bankruptcy case. Since the Plan Effective Date, the Bankruptcy Court has retained jurisdiction over certain claims and other matters relating to the Debtors' bankruptcy estates, but New Wherehouse has been and is free to carry out its business without oversight by the Bankruptcy Court.

    As of the Petition Date, payment of pre-petition liabilities to the creditors of the Debtors, and pending litigation against the Debtors were stayed while they continued their business operations as debtors-in-possession.

    IMPLEMENTATION OF THE REORGANIZATION PLAN

    Pursuant to the Reorganization Plan, substantially all of the assets of the Debtors and certain liabilities were transferred to New Wherehouse. The Debtors have assigned to New Wherehouse all of their executory contracts and unexpired leases assumed during the Bankruptcy Case (not otherwise assigned to third parties). The Reorganization Plan provides that the Debtors' bankruptcy estates will be liquidated by New Wherehouse.

    DISTRIBUTIONS UNDER THE REORGANIZATION PLAN

    Under the Reorganization Plan, substantially all of the Debtors' indebtedness held by their creditors was cancelled in exchange for cash, shares of the Common Stock of New Wherehouse, par value $0.01 per share (the "New Common Stock"), and/or warrants to purchase New Common Stock or for no consideration. The Debtors' major groups of creditors were (1) senior lenders under Old Wherehouse's bank credit agreement (the "Senior Lenders") led by Cerberus Partners, L.P. ("Cerberus") as the agent for the Senior Lenders, (2) trade creditors (the "Trade Creditors"), (3) holders of Old Wherehouse's Senior Subordinated Notes (the "Senior Subordinated Noteholders"), (4) holders of Old Wherehouse's 6 3/4% Convertible Subordinated Debentures (the "Convertible Debentureholders"), (5) other general unsecured creditors (the "General Unsecured Creditors") and (6) Federal and state taxing authorities.

    As of the Plan Effective Date and following the exercise of the Exchange Option (as described below) by certain Trade Creditors whose claims had been resolved as of the Plan Effective Date, the Senior Lenders received 9,157,808 shares of New Common Stock under the Reorganization Plan on account of their claims, representing approximately 89% of the issued and outstanding shares of New Common Stock as of such date prior to dilution for the Warrants described below but after dilution for the A&M Shares (as defined in Item 13 below under "Certain Relationships and Related Transactions"). The Senior Lenders were paid approximately $2.8 million of adequate protection payments during the Bankruptcy Case and also received approximately $256,000 in cash subsequent to the Plan Effective Date. The Senior Lenders are likely to receive additional shares of New Common Stock and cash as the claims of unsecured creditors (including Trade Creditors) are resolved. Based upon New Wherehouse's estimate of the resolution of Trade Claims, New Wherehouse estimates that the Senior Lenders (or their assigns) will receive approximately 9.4 million shares of New Common Stock in total. This total may increase based on an anti-dilution feature in the Reorganization Plan. Approximately $94.6 million of indebtedness held by the Senior Lenders was cancelled in exchange for the issuance of such shares of New Common Stock and cash.

    Under the Reorganization Plan, those Trade Creditors identified by Old Wherehouse as continuing suppliers of certain inventory products and who agreed to provide normal trade credit terms to the Company after the Plan Effective Date were give the option (the "Exchange Option") to receive 27% of their allowed claims in cash in lieu of shares of New Common Stock. The source of the cash payments to the Trade Creditors exercising the Exchange Option was $11,610,000 in cash otherwise distributable to the Senior Lenders under the Reorganization Plan. If a Trade Creditor elected to receive cash instead of shares of New Common Stock, the shares of New Common Stock such Trade Creditor would have received had it not exercised the Exchange Option were distributed to the Senior Lenders. Substantially all of the Trade Creditors elected to exercise the Exchange Option and, as a result, the Company estimates that once all claims are resolved, $11,302,000 in cash will have been distributed to the Trade Creditors. Approximately $41,900,000 of the claims of Trade Creditors who exercised the Exchange Option were cancelled in consideration for the cash distributable in respect of such claims. Most of the Company's vendors including its six major distributors of pre-recorded music, Warner/Elektra/Atlantic Corporation ("WEA"), Uni Distribution Corp. ("UNI"), Sony Music ("SONY"), Polygram Group Distribution, Inc. ("PGD"), BMG Distribution ("BMG") and EMI Music Distribution ("EMD"), elected to exercise the Exchange Option and have agreed to provide normal trade credit terms to the Company.

    Under the Reorganization Plan, the Senior Subordinated Noteholders receive $2,350,000 of cash from New Wherehouse (plus $1,550,000 of cash from a third party) and three tranches of warrants to purchase shares of New Common Stock (the "Warrants"). The Tranche A Warrants represent the right to purchase 576,000 shares of New Common Stock at an exercise price of $2.38 per share and have a five year maturity. The Tranche B Warrants represent the right to purchase 100,000 shares of New Common Stock at an exercise price of $9.00 per share and have a seven year maturity. The Tranche C Warrants represent the right to purchase 100,000 shares of New Common Stock at an exercise price of $11.00 per share and have a seven year maturity. The Warrants have been issued and are being distributed by the indenture trustee for the Senior Subordinated Notes upon the return of letters of transmittal from such Senior Subordinated Noteholders. Under the Reorganization Plan, $117,189,722.22 of allowed senior subordinated note claims were cancelled in consideration of the cash and Warrants being distributed to the Senior Subordinated Noteholders as described in this paragraph.

    The Convertible Debentureholders will receive no distribution under the Reorganization Plan. Approximately $5,344,000 of outstanding 6 3/4% Convertible Subordinated Debentures were cancelled.

    Many of the claims of the General Unsecured Creditors have not yet been adjudicated and allowed by the Bankruptcy Court. Under the Reorganization Plan, any claims of the General Unsecured Creditors (including claims of Trade Creditors who did not elect the Exchange Option) that become allowed by the Bankruptcy Court will receive approximately 31.92 shares of New Common Stock per $1,000 in such allowed claims. Wherehouse presently estimates that approximately 663,000 shares of New Common Stock will be issued to General Unsecured Creditors (including Trade Creditors who did not elect the Exchange Option.)

    Several state and local taxing authorities received on account of their claims, Company obligations to pay these claims, with interest, generally six years after the tax assessment date in an aggregate principal amount of approximately $4.0 million.

    The Reorganization Plan also provides that post-petition claims are to be paid in full. The Confirmation Order established procedures for the resolution of disputed post-petition claims and presently there are a number of disputes before the Bankruptcy Court concerning such post-petition claims.

    Pursuant to the Reorganization Plan, the Company entered into a loan and security agreement with Congress Financial Corporation (Western) (the "Congress Facility"), which provides a borrowing capacity of up to $30,000,000 with a letter of credit subfacility of $10,000,000, subject to borrowing base limitations based upon, among other things, the value of certain eligible merchandise inventory. As of January 31, 1997, there were no borrowings outstanding under the Congress Facility, although $0.4 million of letters of credit were outstanding.

GENERAL

    Wherehouse operated 243 stores at January 31, 1997 in seven states under the names "The Wherehouse," "Wherehouse Entertainment," "Record Shop," "Rocky Mountain Records" and "Odyssey." All but three of Wherehouse's stores operate under "The Wherehouse" or "Wherehouse Entertainment" names. Subsequent to January 31, 1997, the Company closed 3 additional stores. The Company also intends to close each of its 9 stores located within Lucky Supermarkets by June 30, 1997.

    Wherehouse sells prerecorded music and videocassettes, video games, personal electronics (including personal stereos, portable stereos, headphones and related merchandise), blank audiocassettes and videocassettes, and accessories. Approximately 84% of Wherehouse's stores also rent both videocassettes and video games. Wherehouse believes that this combination entertainment store format offers competitive advantages relative to those competitors that operate stores offering only merchandise products for sale or products for rent. The merchandise sale and video rental lines complement one another and offer cross-selling opportunities. A video rental customer visits a store at least once, and possibly twice, for each transaction and is presented each time with Wherehouse's merchandise offerings.

    In the fiscal year ended January 31, 1997 ("fiscal 1997"), sales of prerecorded music, videocassettes, video games, and accessories accounted for 80.9% of revenues, and rentals of videocassettes, video games, and other products accounted for 19.1% of revenues.

    Of the 243 stores operating as of January 31, 1997, 210 stores were located in strip centers or freestanding buildings and 33 were located in malls. Approximately 89% of Wherehouse's stores are concentrated in eight major marketing areas (Los Angeles, San Francisco, San Diego, Sacramento, Seattle, Phoenix, Fresno and Las Vegas) and approximately 83% of the stores are located in California. Wherehouse has focused its operations on its eight major marketing areas in order to create competitive advantages in operations, advertising and marketing, and distribution.

                             SALES AND RENTAL REVENUE BY
                                 MERCHANDISE CATEGORY
                                (DOLLARS IN MILLIONS)


                                       Fiscal Years Ended January 31
                            -----------------------------------------------

                                1997      1996      1995      1994      1993
                                ----      ----      ----      ----      ----
 Merchandise Sales

 Total music                  $252.7    $292.2    $333.9    $305.6    $287.0

 New videocassettes             17.9      24.1      25.8      24.3      26.9

 Video game software and
    hardware, general
     merchandise,
    accessories, ticket
     commissions,
    and other                   25.2      34.4      49.8      50.3      40.6
                              ------    ------    ------    ------    ------

 Total merchandise sales      $295.8    $350.7    $409.5    $380.2    $354.5
                              ------    ------    ------    ------    ------
                              ------    ------    ------    ------    ------



 Video and other product        69.7      82.5      90.1      91.6      94.0
                              ------    ------    ------    ------    ------
 rentals


      TOTAL MERCHANDISE       $365.5    $433.2    $499.6    $471.8    $448.5
                              ------    ------    ------    ------    ------
                              ------    ------    ------    ------    ------
      REVENUE




MERCHANDISE SALE PRODUCTS

    Wherehouse stores generally sell a broad array of entertainment products, including prerecorded music and videocassettes, video game software, accessories and personal electronics. The table above summarizes Wherehouse's dollar volume of sale revenue by merchandise category from fiscal 1993 through fiscal 1997. The percentage of total revenues contributed by merchandise sales has risen from 79.0% in 1993 to 80.9% in 1997. The number of different new music titles per store ranges from approximately 6,000 to 60,000, representing a range of 12,000 to 120,000 individual stock-keeping units in inventory per store.

    Wherehouse's most important product strategy is to ensure constant availability of the most popular music and video titles while maximizing the selection of catalog titles of lasting popularity. With input from store management and a product allocation team, Wherehouse's inventory management systems tailor each store's product selections and merchandise mix to local market demand and maximize the availability of the most popular items at each store, subject to store size constraints. Wherehouse's stores have been designed to facilitate quick service and to accommodate changes in industry trends and product offerings.

    Wherehouse also buys and sells used products, principally used CD's, in the majority of its stores. The sale of used CDs was first tested in certain of Wherehouse's stores in fiscal 1993. Based upon strong consumer acceptance, Wherehouse began buying used CDs from customers and expanded upon its used product business significantly in fiscal 1995, 1996 and 1997. Wherehouse continues to seek to expand this line of business.

    Prerecorded videocassettes (feature films, music videos, and self-improvement programming) represented, after music, Wherehouse's second largest sale product category in fiscal 1996 and fiscal 1997. As box-office "hit" motion pictures continue to be released to the videocassette sell-through market at reduced prices, industry-wide sales of this category have increased. Wherehouse's revenues from the sales of videocassettes, however, decreased from fiscal 1993 through 1997 with the proliferation of competitors' outlets selling videocassettes and the highly competitive pricing of the product, particularly from discounters and mass merchandisers and the closing of stores during the Bankruptcy Case.

    Wherehouse sells video game hardware and software, blank audio and videocassette tapes, music and tape care products, carrying cases, storage units, and personal electronics. Wherehouse also collects commissions on event tickets sold under affiliations with Bay Area Seating Service (BASS) and Ticketmaster.

VIDEO AND OTHER PRODUCT RENTALS

    Wherehouse's other principal revenue source is the rental of prerecorded videocassettes and other products, chiefly feature films. Although most videocassette rentals are feature films, approximately 12% of Wherehouse's rentals in fiscal 1997 were nontheatrical titles, such as children's videos, adult videos, workout videos, music videos, educational videos, and do-it-yourself videos. Audiocassette books, video game players and laser discs are also offered for rent in a few select stores. As of January 31, 1997, 204 of Wherehouse's 243 stores offered videocassettes and other products for rent. On average, stores that rent videocassettes carry approximately 5,200 units, although units can range from as few as 2,400 units to as many as 14,100 units, representing from approximately 1,700 to 7,100 individual titles.

    Wherehouse purchases prerecorded videocassettes from a variety of distributors and other suppliers. As with recording companies, the film studios, or their videocassette distribution operations, each controls a certain portion of available titles and seeks to promote those titles. As of January 31, 1997, Wherehouse's leading suppliers of prerecorded videocassettes are Ingram Entertainment, Warner Home Video and UNI. Wherehouse has not experienced, and does not anticipate having in the future, any material problems obtaining its products.

    The Company believes that an important element of efficient video operations is the disposition of used rental videocassettes to maximize the productivity of its inventory. Wherehouse's systems monitor the rental efficiency of its inventory on an individual title and unit basis. As a title's efficiency declines, used rental videocassettes are sold on a clearance basis in Wherehouse's stores, and, where appropriate, the Company may sell excess used video inventory to third-party distributors.

ADVERTISING AND PROMOTION

    Wherehouse employs advertising, promotion, pricing, and presentation in a coordinated manner to generate customer awareness of its breadth of product and value pricing on selected items and to induce trial and repeat purchase of its
products and video rental services.   Wherehouse advertises on a regular and
frequent basis in a variety of broadcast and print media, including radio, newspaper, direct mail and freestanding inserts. Advertising generally emphasizes immediate availability of hit product at competitive prices, as well as access to a broad array of catalog product. Wherehouse believes its strategy of clustering its stores in major markets allows it to optimize the use of its advertising expenditures.

    Wherehouse also seeks to take advantage of cooperative advertising payments from suppliers, which are generally available to the industry. Music and video companies generally provide funds on a title-by-title basis to promote new releases and, occasionally, on a label-wide basis. When Wherehouse runs pre-authorized advertising that contains reference to a specific title or label, the related supplier will generally reimburse 100% of the pro rata cost of that advertising.

TRADE CUSTOMS AND PRACTICES

    Most of the Company's music purchases are protected by return policies offered by major manufacturers. The return privilege generally exists for each music title as long as that title remains in the current music catalog of a manufacturer. Catalog changes are generally made only after advance notice, allowing the Company to return excess inventory before a title is discontinued. Most of the Company's major pre-recorded music suppliers provide unlimited returns of unopened items, but generally charge return penalties of varying amounts. The major suppliers do not accept returns of opened merchandise on the same basis as unopened items, but do generally provide the Company with certain additional allowances. Returns to vendors were suspended following the bankruptcy filing but were reinstated several months later for most of the Company's vendors. Pricing and return policies of the Company's major distributors are subject to change.


STORE AND SITE SELECTION

    The table below sets forth store openings, closings, total number of stores, and aggregate square footage under lease for the last five fiscal years:

                             Stores                            Approximate
                        ------------------
          Total Stores                       Total Stores       Aggregate
Fiscal    at Beginning                         at End         Square Footage
Year      of Period     Opened    Closed     of Period       at End of Period
-----    ------------   ------    ------    -----------      -----------------


1997          297         9         63           243            1,630,000
1996          347         3         53           297            1,994,000
1995          347         4         4            347            2,159,000
1994          313         49        15           347            2,117,000
1993          301         15        3            313            2,011,000

    The Company's strategy of clustering stores in marketing areas has achieved economies of scale and scope in several business functions, including advertising, personnel, management and distribution. During the years prior to the bankruptcy filing, the Company pursued growth opportunities in existing marketing areas and selectively grew through acquisition if such growth was consistent with the Company's strategies. The Company will continue to take advantage of opportunities to consolidate or close stores in areas where the market becomes less favorable.


STORE OPERATIONS AND DISTRIBUTION

    STORE LOCATION. As of January 31, 1997, the Company had 210 stores located in strip centers or freestanding buildings and 33 stores located in malls. The standard size of strip center or freestanding locations is approximately 6,000 square feet, with an approximate range of 1,500 to 29,500 square feet. Mall stores range in size from 1,750 to 10,160 square feet of space, and most do not offer video rental service due to the importance of convenience in the video rental business.

    RETAIL PRESENTATION. The Company has developed a contemporary store design approach that employs light interior colors, attractive lighting, modified exterior signage and a minimum of fixed interior walls. The design maximizes flexibility in lighting and use of floor space (e.g., to accommodate changes in product format) and focuses customer attention primarily on the products. The Company maintains an active store remodeling program to keep older stores up to date.

    DISTRIBUTION. Central to Wherehouse's strategy of providing broad merchandise selection to its customers (i.e. multiple copies of hits, select copies of catalog product, and high quality in-stock condition) is its ability to distribute product quickly and cost-effectively to its stores. Generally, the Company's central distribution system fills orders to all stores twice a week. Inventory at the Company's distribution center (located in Carson, California) is automatically sorted based on individual store demand data generated by the Company's store-level inventory systems.

    Approximately 30% of the Company's inventory is shipped to store locations directly from manufacturers and distributors (chiefly in the case of new releases), and the remainder is shipped from the Company's distribution center. The Company uses common carriers for deliveries from its distribution center.


COMPETITION

    Both the prerecorded music and the video rental markets are highly competitive. In the prerecorded music market, the Company competes with other chain retailers who specialize in prerecorded music, discounters and other mass merchandisers, direct mail programs such as record clubs, and local operators. The video rental market is a more fragmented industry, with many small operators and two significant competitors, Blockbuster Entertainment and Hollywood Video. Grocery and convenience stores also account for a portion of the video rental market. In the Company's judgment, small operators may be well located, but usually have significant disadvantages in inventory selection and cost relative to chain retailers. Additionally, the Company's combination entertainment store format gives the Company cross-selling opportunities in music and rental video.

    In both the music and video rental markets, there has been a trend towards consolidation, and several large regional retail chains -- many similar to or direct competitors of the Company -- have been acquired by large national retail chains. In addition, several major retail chains, including Best Buy, Blockbuster Entertainment and Hollywood Video continue to open stores or expand their retail store presence in the Company's markets. Accordingly, it can be expected that the Company will in future periods experience increased competition from companies with greater financial resources than the Company, and that such competition may result in continued pressure on revenues and gross profit margins.

    The Company also competes with cable television and DSS (Digital Satellite Systems), which includes pay-per-view television. Currently, pay-per-view provides less viewing flexibility to the consumer than videocassette rentals, and at a higher cost. Also, under current entertainment industry distribution practices, movies are generally available on videocassette prior to appearing on pay-per-view. However, viewing flexibility may increase with improved technology which could negatively impact the retail store delivery of home video and Wherehouse's business. Notwithstanding potential technological advances, Wherehouse believes that video rental should, in the near future, continue to be the first source of filmed in-the-home entertainment, before pay-per-view, and a primary source of filmed entertainment for the consumer.

    Several major companies have announced that they are developing other technologies which, if successful, could constitute significant competition. These include technologies which would provide movies or interactive games "on demand" over fiber optic telephone or cable lines, other in-the-home entertainment which may some day be provided over the "information superhighway", and in-store kiosks that would provide on-site transcription of compact discs. While none of these technologies is yet commercially available, and it appears that significant technical, economic, and other obstacles to their introduction remain to be resolved, if and when these or other new technologies are introduced, it can be anticipated that Wherehouse's business could be significantly impacted; and Wherehouse may need to develop and implement new marketing strategies in order for its business to remain viable.

    Wherehouse is one of the largest retailers of prerecorded music and videocassette rentals in the western U.S. The Company believes that its major competitive advantages lie in its convenient store locations and in its ability to offer a wide and up-to-date selection of inventory, as well as to provide better customer service.


ORGANIZATION AND EMPLOYEES

    Wherehouse's corporate offices are located in Torrance, California. Wherehouse maintains offices for its two regional divisions within the corporate offices and in Redwood City, California. The Company's distribution center is in Carson, California.

    As of January 31, 1997, Wherehouse employed approximately 4,450 persons. Approximately 40% were full-time employees and approximately 60% were part-time employees. The Company's labor complement depends on seasonal requirements, with up to 1,000 additional store and distribution center employees added during the peak holiday season. Wherehouse's headquarters staff, which numbers approximately 173, is responsible for executive and general operating management, buying, merchandising, advertising, finance, accounting, information systems and real estate.


TRADEMARKS

    All but three of Wherehouse's stores operate under the name "The
Wherehouse" or "Wherehouse Entertainment." The Company owns and maintains registrations for "The Wherehouse" trademark and variations thereof in the United States, Mexico, Taiwan, Thailand, Hong Kong and Korea and has filed trademark registrations in China. The Company monitors the status of its trademark registrations to maintain them in force and to renew them as required.


SEASONALITY

    The Company's business is seasonal, and, as is typical for most retailers, its revenues peak during the Christmas holiday season. Revenues in the fourth quarter of fiscal 1997 were slightly more than 30.7% of total annual revenues.

ITEM 2.  PROPERTIES

    The Company's executive offices, which are located in Torrance, California, are governed by a lease covering 39,855 square feet of space at a current annual base rent of approximately $167,000. The lease expires on May 31, 1999, however, either party may terminate this lease at any time after January 31, 1998.

    The Company operates a 200,000 square foot distribution center in Carson, California. The lease for this property expires on April 30, 2002, subject to two five-year renewal options. The base rent for fiscal 1997 was $732,000, although rent is subject to periodic adjustment.

    As of January 31, 1997, the Company owned 1 of its retail locations and leased space for the remaining 242 stores. Lease terms generally range from month to month to 25 years, including renewal options. If no leased stores' renewal options were exercised, 39 leases would expire on or before January 31, 1998, 102 would expire between February 1, 1998 and January 31, 2002, and the remainder would expire between February 1, 2001 and January 31, 2013.
The Company has the right to terminate a number of its store leases prior to the lease termination date, depending upon certain conditions, as defined in each lease. The Company does not depend on the continued existence of any one or several of its lease agreements or store locations for the operation of its business.

    As of January 31, 1997, the Company had no outstanding lease commitments to open new stores. During fiscal 1997, the Company entered into nine short-term leases with the Lucky's Division of American Stores, Inc. to operate sale and rental businesses within Lucky's supermarkets, under the "Wherehouse" name. The Company intends to close these stores by June 30, 1997.


ITEM 3.  LEGAL PROCEEDINGS

    (i)  Bankruptcy filing

    See Item 1 -- "Reorganization Under Chapter 11" above for a description of the bankruptcy filing of Old Wherehouse and WEI.

    (ii) Bankers Trust Litigation

    IN RE WHEREHOUSE ENTERTAINMENT, INC., AND WEI HOLDINGS, INC.; WHEREHOUSE ENTERTAINMENT, INC., AND WEI HOLDINGS, INC. V. BANKERS TRUST COMPANY, United States Bankruptcy Court for the District of Delaware, Case No. 95-911 (HSB); Adv. Pro. No. A-95-105. On November 9, 1995, Old Wherehouse filed an adversary proceeding in the Bankruptcy Court against Bankers Trust Company, one of Old Wherehouse's secured creditors. Old Wherehouse asserted claims against Bankers Trust, including for reformation of the security agreement between Old Wherehouse and Bankers Trust to provide that Bankers Trust's security interest does not extend to Old Wherehouse's merchandise (sale) inventory and/or equitable subordination of Bankers Trust's entire security interest to that of other creditors. Pursuant to the Reorganization Plan and the Confirmation Order, this adversary proceeding was dismissed with prejudice on the Plan Effective Date.

    (iii)     McMahan and Related Actions.

    In January 1988, holders of approximately $17 million in principal amount of the Company's 6-1/4% Convertible Subordinated Debentures commenced an action entitled McMahan & Company, et al. v. Wherehouse Entertainment, Inc., et al., 88 Civ. 0321 (S.D.N.Y.). This lawsuit, and a related lawsuit filed in January 1989 and consolidated with the McMahan lawsuit, alleges that the Company, six of its former directors, the former controlling shareholder of the Company and others, issued a prospectus in connection with the offering of the Convertible Debentures that violated Section 10(b) of the Securities Exchange Act of 1934. According to the plaintiffs, the prospectus failed to disclose that the Company's independent directors retained the right to approve any merger proposal, and thereby prevent any right of holders to redeem the Convertible Debentures from arising, whether or not such proposal was in the best interests of the Debentureholders. On December 23, 1996, the parties entered into a Settlement Agreement pursuant to which the lawsuits have been settled. This settlement, which is subject to court approval, provides for the release of all claims against the Company and the other defendants in exchange for a payment of $7 million to plaintiffs. Under the terms of the Settlement Agreement, none of the settlement consideration will be paid by the Company. On December 31, 1996, the Court preliminarily approved the settlement and scheduled a hearing for June 3, 1997 to consider whether the proposed settlement is fair, reasonable and adequate to the plaintiff class.

    (iv) Other.

    The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position and results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


MARKET INFORMATION

    The Company has one class of common equity, the New Common Stock, outstanding. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management". There is no established public trading market for the New Common Stock.

    Prior to the Plan Effective Date, Old Wherehouse had only one class of common equity outstanding, all of which was owned by WEI. WEI had only one class of common equity outstanding, which was owned exclusively by affiliates of Merrill Lynch Capital Partners and certain members of management of Old Wherehouse. Pursuant to the Reorganization Plan, the common equity of Old Wherehouse and WEI were cancelled without any distributions being made to the holders thereof.


HOLDERS

    As of January 31, 1997, after the effectiveness of the Reorganization Plan, there were eight holders of New Wherehouse's New Common Stock, seven of whom were Senior Lenders. The Company estimates that approximately 918,000 additional shares of New Common Stock in total will be distributed to the Senior Lenders, A&M Investment Associates and to approximately 1,500 holders of unsecured claims as their claims are allowed by the Bankruptcy Court. See "Forward-Looking Statements" immediately prior to Part I above.

DIVIDENDS

    No dividends have been paid to the holders of the New Common Stock since their issuance. The Congress Facility restricts the ability of New Wherehouse to pay dividends. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation." There are no plans by New Wherehouse to pay cash dividends on its common stock in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

    Set forth below are selected consolidated financial data as of and for the periods indicated below. The financial data was derived from financial statements of the Predecessor (see Note (1) below), Old Wherehouse and New Wherehouse. The selected financial data should be read in conjunction with the discussion under Item 7 - "Management's Discussion and Analysis of

Financial Condition and Results of Operation" and with the financial statements, including the notes thereto, included elsewhere in this report.


                                                                (Dollar amounts in millions)
                           ----------------------------------------------------------------------------------------------------
                                                           Old Wherehouse                                 Predecessor(1)
                           ------------------------------------------------------------------------  --------------------------
                                                                                        8 Months      4 Months
                            Year Ended      Year Ended    Year Ended     Year Ended       Ended        Ended      Year Ended
                            January 31,     January 31,   January 31,    January 31,    January 31,    May 31      January 3,
Income statement data(1)        1997           1996          1995           1994           1993         1992           1992
                            -----------     -----------   -----------    -----------    -----------    -------     ----------
Revenue:
   Sales                        $295.8          $350.7        $409.5         $380.2         $249.1     $105.3         $358.6
   Rental                         69.7            82.5          90.1           91.6           64.3       29.8           98.8
                                ------          ------        ------         ------         ------     ------         ------
                                 365.5           433.2         499.6          471.8          313.4      135.1          457.4

Cost and expenses:
   Cost of sales                 195.5           230.4         262.6          248.0          155.2       66.9          225.5
   Cost of rentals including
     amortization                 33.5            40.0          35.0           50.8           24.8        7.3           30.9
   Selling, general and
     administrative expenses     146.0           167.2         188.7          196.6          122.9       59.9          179.1
   Restructuring charges            --              --            --           14.3             --         --             --
   Write-down of long-lived
     assets                          -             1.5         139.5             --             --         --             --
   Interest expense, net of
     other income                  0.6            14.7          23.0           23.2           15.6        4.8           17.9
                                ------          ------        ------          -----         ------     ------         ------
                                 375.6           453.8         648.8          532.9          318.5      138.9          453.4
                                ------          ------        ------          -----         ------     ------         ------

(Loss) income before
   reorganization items and
    income taxes                 (10.1)          (20.6)       (149.2)         (61.1)          (5.1)      (3.8)           3.9
Reorganization items(2)           19.9            23.2            --             --             --         --             --
                                ------          ------       -------         ------          -----      -----           ----
(Loss) income before income
   taxes                         (30.0)          (43.8)       (149.2)         (61.1)          (5.1)      (3.8)           3.9
(Benefit) provision for
   income taxes                    0.0             0.0          13.0         (19.1)          (1.3)      (1.9)            1.0
                                ------          ------        ------         ------          -----      -----           ----
(Loss) income before
   extraordinary item(3)         (30.0)          (43.8)       (162.2)         (42.1)          (3.8)      (2.0)           2.9
Extraordinary item(4)(5)         173.7              --            --             --             --       (4.5)            --
                                ------         -------       -------        -------          -----     ------          -----
Net (loss) income(3)            $143.7          ($43.8)      ($162.2)        ($42.1)         ($3.8)     ($6.5)          $2.9
                                ------         -------       -------        -------          -----     ------          -----
                                ------         -------       -------        -------          -----     ------          -----

Balance Sheet Data(1)              New
                                Wherehouse                               Old Wherehouse                          Predecessor (1)
                                ----------       -------------------------------------------------     -------------------------

Working capital (deficiency)/
   excess (excl. liabilities
     subject to compromise
     in 1996)(6)                  59.4           $83.7        ($13.2)         $ 4.9         ($ 0.5)                   ($30.7)

Total assets(6)                  131.7           168.5         197.7          351.4          374.4                     225.7

Liabilities subject to
   compromise                        -           278.9            --             --             --                        --
Long-term debt (including
   current portion, excluding
   long-term debt deemed
   subject to compromise (6)(7)    5.4            4.2         167.4           175.1          185.1                     110.0

Total shareholder's (deficit)
   /equity(8)                     84.1         (156.3)       (112.4)           50.0           62.5                       3.7

-------------------------

(1) The Company was acquired in June 1992 by the purchase of all of WEI's ownership interest in the Company through a merger transaction in which Grammy Corp. was merged with and into WEI. The transaction was accounted for using the purchase method and the term "Predecessor" refers to the predecessor to the Company for the period from fiscal year 1989 through May 31, 1992. The transaction caused changes in the basis of accounting thereby making periods of the Predecessor not comparable to those of the Company.

(2) See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

(3) Earnings per share are omitted for the Company since it was a wholly-owned subsidiary of WEI during the fiscal years 1993, 1994, 1995, 1996 and 1997.

(4) The extraordinary item in the four-month period ended May 31, 1992 represents the write-off of unamortized financing costs and prepayment penalties paid related to the debt of the Predecessor that was refinanced at the time of the Acquisition. The loss was $4.5 million, net of an income tax benefit of $3.0 million.

(5) The extraordinary item in fiscal year ended January 31, 1997 represents gain due to the extinguishment of debt pursuant to the Company's plan of reorganization.

(6) Certain prior year balances have been reclassified to conform to current classifications.

(7) Includes convertible subordinated debentures for all fiscal years through 1995. For fiscal year 1996, convertible subordinated debentures are included in liabilities subject to compromise.

(8) There were no cash dividends declared during any of the periods presented above, except for cash dividends in the amount of $.2 million, $.5 million and $.3 million paid to WEI, the Company's sole stockholder, in fiscal years 1995, 1994 and 1992, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operation, particularly in the paragraph entitled "Liquidity and Capital Resources," and elsewhere in this Annual Report on Form 10-K are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. The forward-looking statements are subject to risks and uncertainties, including the following: (a) changes in levels of competition from current competitors and potential new competition from both retail stores and alternative methods or channels of distribution such as electronic and telephone shopping services and mail order; (b) loss of a significant vendor or prolonged disruption of product supply; (c) the presence or absence of popular new releases and products in the product categories the registrant represents; (d) changes in levels of consumer spending, especially during seasonally significant periods; (e) changes in the Federal and state income tax rules and regulations or interpretations of existing legislation; (f) changes in the general economic conditions in the United States, and in particular the eight major markets served by the registrant, including, but not limited to, consumer sentiment about the economy in general; (g) changes in availability or terms of working capital financing from vendors and lending institutions; (h) adverse results in significant litigation matters; and (i) the ability to attract and retain key personnel. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the registrant. Actual results may materially differ from anticipated results described in these statements.

    The following Management's Discussion and Analysis of Results of Operation include the operations of Old Wherehouse through January 31, 1997. The discussion of financial conditions includes cash flow resulting from the operations of Old Wherehouse and a liquidity analysis based on the balance sheet of New Wherehouse after the reorganization, which reflects "Fresh Start"
Accounting adjustments.  See note  2   to the financial statements.

YEAR ENDED JANUARY 31, 1997 COMPARED TO YEAR ENDED JANUARY 31, 1996

    Revenues were $365.5 million and $433.2 million for the fiscal years ended January 31, 1997 and January 31, 1996, respectively. This decrease of $67.7 million was principally due to a 5.0% decrease in same-store revenues (stores open for at least 13 months) and the closing of 63 stores during the year.

    Merchandise sales were $295.8 million and $350.7 million during the fiscal years ended January 31, 1997 and 1996, respectively, representing an aggregate decrease of 15.7% and a decrease of 4.1% on a same-store basis.
(See table in Item 1 -- "Business - Merchandise Sale Products.") The decrease in same-store merchandise sales was principally due to decreased customer traffic caused by continued competitive and economic pressures in certain of the Company's markets and, to a lesser extent, by a lack of new, "hit" release music product.

    Rental revenue includes the rental of videocassettes, video games and game players, audiocassette books and laser discs. At January 31, 1997 approximately 84% of the Company's stores offered videocassettes and other products for rent versus approximately 81% at January 31, 1996. Rental revenue for the fiscal year ended January 31, 1997 was $69.7 million, a decrease of 15.5% from the previous fiscal year and a decrease of 8.7% on a same-store basis. The Company believes that decreases in both total and same-store rental income are attributable to a number of factors, including a lack of "hit" releases in all rental categories, continued competition and a general softening in rental consumer spending nationwide.

    The Company believes that in the future its business and same-store revenues may be impacted by various competitive and economic factors, including, but not limited to, consumer tastes, new releases of music, videocassette and video game titles available for sale or rental, and general economic trends impacting retailers and consumers. In addition, in recent years the Company's merchandise sales and rental revenues have been impacted by increased competition from other music and video specialty retail chains, as well as discounters and mass merchandisers. Further, future revenues may be reduced as a result of the closure of 63 stores in fiscal 1997 and 53 stores in fiscal 1996, and as a result of the closure of any additional stores that may occur in the future.

    The Company's business is seasonal, and as is typical for most retailers, its revenues tend to peak during the Christmas holiday season. See "Seasonality," below.

    Cost of sales decreased $34.8 million to $195.5 million for the fiscal year ended January 31, 1997, as compared with $230.4 million for the fiscal year ended January 31, 1996. As a percentage of merchandise sales, cost of sales increased 0.4% to 66.1% for the fiscal year ended January 31, 1997 versus 65.7% for the fiscal year ended January 31, 1996. The gross profit percentage for merchandise sale product was 33.9% and 34.3% for the fiscal years ended January 31, 1997 and 1996, respectively. The 0.4% increase in cost of sales as a percentage of merchandise sales was principally due to (i) higher obsolescence resulting from the Company's inability, during the bankruptcy, to rapidly dispose of returnable goods and (ii) decreased prompt payment discounts on merchandise inventory purchases, also as a result of the bankruptcy filing, offset by decreases in the cost of merchandise inventory.

    Cost of rentals, including amortization, decreased $6.5 million to $33.5 million for the fiscal year ended January 31, 1997, as compared with $40.0 million for the fiscal year ended January 31, 1996. As a percentage of rental revenue, cost of rentals decreased to 48.0% for the fiscal year ended January 31, 1997 from 48.5% for the fiscal year ended January 31, 1996, a decrease of 0.5%. The gross profit percentage for rental revenue was 52.0% and 51.5% for the fiscal years ended January 31, 1997 and 1996, respectively. The 0.5% decrease in the cost of rentals is primarily attributable to decreased rental inventory shrinkage offset by an increase in rental amortization. Old Wherehouse amortized rental inventory over three years for video cassettes and two years for video games. New Wherehouse will amortize rental inventory using the straight-line method over a three-month period with a salvage value of $3.

    Merchandise sales, including ticket commissions, as a percentage of aggregate net revenues, decreased slightly from 81.0% in the fiscal year ended January 31, 1996 to 80.9% in the fiscal year ended January 31, 1997. Historically, the margin on rentals has been higher than the margin on merchandise sales. Should the product mix shift to lower margin merchandise sales from higher margin rental revenue, it can be expected that the change in the mix of revenue contribution could have an impact on profitability. Several major retail chains, including Best Buy, Blockbuster Entertainment, Hollywood Video and Virgin Megastores increased their retail store presence in the Company's markets. This trend is expected to continue and it is anticipated that the Company will in future periods experience increased competition in both rentals and merchandise sales from companies with greater financial resources than its own, and that such competition may result in continued pressure on revenues and gross profit margins. Part of the Company's reduction in the volume of rentals has resulted from such competition.

    Selling, general and administrative expenses were $146.0 million and $167.2 million for the fiscal years ended January 31, 1997 and 1996, respectively, a decrease of $21.2 million, or 12.7%. As a percentage of aggregate net revenues, selling, general and administrative expenses were 40.0% and 38.6% for the fiscal years ended January 31, 1997 and 1996, respectively, an increase of 1.4%. The change was primarily due to increases, as a percentage of revenue, in payroll and rent and other occupancy costs, and to a lesser extent, other variable expenses. Reductions in absolute dollars may occur in rent and occupancy costs in fiscal year 1998 as a result of the rejection of certain real property leases during the Bankruptcy Case.

    The loss from operations was $9.4 million for the fiscal year ended January 31, 1997, as compared with a loss of $5.8 million for the fiscal year ended January 31, 1996. The increase in the operating loss resulted primarily from a decrease in the amount of gross profit dollars for the year partially offset by decreases in selling, general and administrative expenses and a decrease in the amount of write-down of long-lived assets. Excluding the effect of the write-down of long-lived assets, loss from operations in fiscal year 1996, would have been $4.3 million.

    Interest expense (net of other income) decreased $14.1 million to $0.6 million for the year ended January 31, 1997 versus $14.7 million for the year-ended January 31, 1996. The decrease was primarily due to the suspension of the accrual of interest on the Company's revolving line of credit, variable rate term note, Senior Subordinated Notes and Convertible Debentures following the bankruptcy filing. The amount of interest that ceased to accrue during the Bankruptcy Case was $26.0 million and $13.3 million for fiscal 1997 and fiscal 1996, respectively.

    Reorganization items for the year ended January 31, 1997 include costs related to the Bankruptcy Case including professional fees for legal and financial advisors, costs related to the closing of stores (including the write-down of inventory resulting from the closing of stores), and the estimated cost associated with the rejection of certain executory contracts and other reorganization costs. For the year, the Company reported total reorganization items of $19.9 million which is comprised of $7.2 million of professional fees, $7.0 million related to the closing of stores, $3.3 million associated with the rejection of certain executory contracts and $2.4 million of other reorganization costs.

    The Company did not record an income tax provision for the year ended January 31, 1997 but did record a tax provision of $17,000 for the year ended January 31, 1996. While the Company experienced a pre-tax loss in fiscal 1996, it was unable to record a tax benefit because of an offsetting increase in the valuation allowance for deferred tax assets.

    The net operating losses of Old Wherehouse will not be available to New Wherehouse to offset future operating income of New Wherehouse.

    The Company is currently under audit by the California Franchise Tax Board for tax years January 31, 1992, 1993 and 1994. The Company believes that it has made adequate provision in the financial statements for this audit.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 31, 1996 COMPARED TO YEAR ENDED JANUARY 31, 1995

    Revenues were $433.2 million and $499.6 million for the fiscal years ended January 31, 1996 and January 31, 1995, respectively. This decrease of $66.4 million was principally due to a 12.2% decrease in same-store revenues (stores open for at least 13 months) and the closing of 53 stores during the year.

    Merchandise sales were $350.7 million and $409.5 million during the fiscal years ended January 31, 1996 and 1995, respectively, representing an aggregate decrease of 14.4% and a decrease of 13.0% on a same-store basis. (See table in Item 1 -- "Business - Merchandise Products and Supply.") The decrease in same-store merchandise sales was principally due to decreased customer traffic caused by a lack of new, "hit" release music product, continued competitive and economic pressures in certain of the Company's markets and, in the opinion of the Company, a shift in consumer spending from traditional entertainment products to home computer hardware and software products.

    Rental revenue includes the rental of videocassettes, video games and game players, audiocassette books and laser discs. At January 31, 1996 approximately 81% of the Company's stores offered videocassettes and other products for rent versus approximately 76% at January 31, 1995. Rental revenue for the fiscal year ended January 31, 1996 was $82.5 million, a decrease of 8.4% from the previous fiscal year and a decrease of 8.7% on a same-store basis. Decreases in both total and same-store rental income were attributable to a number of factors, including the difficulties resulting from the Company's liquidity problems in attempting to purchase large quantities of certain "hit" titles, a lack of "hit" releases in all rental categories, continued competition and a general softening in rental consumer spending nationwide.

    Cost of sales decreased $32.2 million to $230.4 million for the fiscal year ended January 31, 1996, as compared with $262.6 million for the fiscal year ended January 31, 1995. As a percentage of merchandise sales revenues, cost of sales increased 1.6% to 65.7% for the fiscal year ended January 31, 1996 versus 64.1% for the fiscal year ended January 31, 1995. The gross profit percentage for merchandise sale product was 34.3% and 35.9% for the fiscal years ended January 31, 1996 and 1995, respectively. The 1.6% increase in cost of sales as a percentage of merchandise sales revenues was principally due to increased costs attributable to merchandise returns and inventory shrink, and decreased prompt payment discounts on merchandise inventory purchases as a result of the bankruptcy filing.

    Cost of rentals, including amortization, increased $5.0 million to $40.0 million for the fiscal year ended January 31, 1996, as compared with $35.0 million for the fiscal year ended January 31, 1995. As a percentage of rental revenue, cost of rentals increased to 48.5% for the fiscal year ended January 31, 1996 from 38.8% for the fiscal year ended January 31, 1995, an increase of 9.7%. The gross profit percentage for rental revenue was 51.5% and 61.2% for the fiscal years ended January 31, 1996 and 1995, respectively. The 9.7% increase in cost of rentals, including amortization, was primarily attributable to costs related to increased sales of used rental inventory and to a lesser extent, higher rental inventory shrinkage. Sales of used rental inventory increased over last year as a byproduct of the Company's strategy of carrying more rental "hit" titles. The sale of used rental product yields lower margins than the rental of such product.

    Merchandise sales, as a percentage of aggregate net revenues, decreased from 82.0% in the fiscal year ended January 31, 1995 to 81.0% in the fiscal year ended January 31, 1996.

    Selling, general and administrative expenses, excluding amortization of purchase price adjustments resulting from acquisitions, were $167.9 million and $185.3 million for the fiscal years ended January 31, 1996 and 1995, respectively, a decrease of $17.4 million, or 9.4%. As a percentage of aggregate net revenues, selling, general and administrative expenses, excluding amortization of purchase price adjustments, were 38.8% and 37.1% for the fiscal years ended January 31, 1996 and 1995, respectively, an increase of 1.7%. The change was primarily due to increases as a percentage of revenue, in rent and other occupancy costs, and to a lesser extent, payroll and advertising expense.

    During the fourth quarter of fiscal 1995 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement No. 121"). In connection with the adoption of Statement No. 121 in the fiscal year ended January 31, 1995, the Company wrote-off its remaining excess cost over the fair value of the net assets acquired (or "goodwill") due to an impairment in the carrying value. Accordingly, no goodwill amortization was included in selling, general and administrative expenses during the year ended January 31, 1996 while $3.7 million was included during the year ended January 31, 1995.

    The Company evaluated the ongoing value of its equipment and improvements on a store-by-store basis during fiscal year 1996 as required by Statement No. 121 above. Based on this evaluation, the Company determined that store equipment and improvements with a carrying amount of $1.8 million were impaired and wrote them down by $1.5 million to their fair value. Fair value was based on estimated future cash flows to be generated by the individual stores, discounted at a market rate of interest.

    The loss from operations was $5.9 million for the fiscal year ended January 31, 1996, as compared with a loss of $126.2 million for the fiscal year ended January 31, 1995. The decrease in the operating loss resulted primarily from a decrease in the amount of write-down of long-lived assets of $138.0 million. Excluding the effect of the write-down of long-lived assets in both fiscal years, loss from operations would have been $4.4 million for fiscal year ended January 31, 1996 as compared to income from operations of $13.3 million for fiscal year ended January 31, 1995, a decrease of $17.7 million.

    Interest expense (net of interest income) decreased $8.3 million to $14.7 million for the year ended January 31, 1996 versus $23.0 million for the year-ended January 31, 1995. The decrease was primarily due to the suspension of the accrual of interest on the Company's revolving line of credit, variable rate term note, Senior Subordinated Notes and Convertible Debentures following the bankruptcy filing.

    Reorganization items for the year ended January 31, 1996, include costs related to the Bankruptcy Case including professional fees for legal and financial advisors, costs related to the closing of stores, and the estimated cost associated with the rejection of certain executory contracts. For the year, the Company reported total reorganization items of $23.2 million which was comprised of $2.5 million of professional fees, $6.2 million related to the closing of stores, $6.0 million associated with the rejection of certain executory contracts and $8.5 million connected with the write off of financing costs and debt discounts.

    The Company recorded an income tax provision of $17,000 for year ended January 31, 1996 versus a tax provision of $13.0 million for year ended January 31, 1995. While the Company experienced a pre-tax loss in fiscal 1996, it was unable to record a tax benefit because of an offsetting increase in the valuation allowance for deferred tax assets. Although such tax assets are available to reduce taxes payable, historical losses in fiscal years 1995 and 1996 and a projected tax loss for fiscal year 1997 necessitated the increase in the reserve allowance.


LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by (used in) operating activities was $15.9 million for fiscal year 1997 as compared to $(10.6) million for fiscal year 1996, an increase of $26.5 million over the previous year. The increase was due to
(i) an increase in payables and a decrease in prepaid inventory as a result of greater vendor support following tentative approval of the Reorganization Plan in December, and (ii) a decrease in rental video purchases as compared to the previous year, offset by, a reduction in merchandise inventory and other factors.

    Net cash used in investing activities totaled $1.3 million for the year ended January 31, 1997 consisting of capital expenditures of $3.8 million offset by proceeds from the sale of a building no longer used by the Company of $2.5 million. Capital expenditures were predominantly used for the remodeling of selected stores.

    Net cash (used in) provided by financing activities was $(15.8) million for the year ended January 31, 1997. These financing activities consisted of the settlement of certain pre-petition claims of $(14.1) million, principal payments made on capital lease obligations and other long-term debt of $(2.7) million, offset by proceeds from the sale of new common stock to A&M Investment Associates of $1.0 million. See Item 13 - "Certain Relationships and Related Transactions" for a more detailed description of the transaction.

    New Wherehouse has established the Congress Facility, which is a revolving line of credit in the amount of $30.0 million, which includes a letter of credit subfacility of $10.0 million. Borrowings under the facility bear interest, at New Wherehouse's option, at either: (a) the prime rate; or (b) the applicable eurodollar rate plus 2.50%. New Wherehouse had no outstanding borrowings against the facility at January 31, 1997. At January 31, 1997, New Wherehouse had $0.4 million of letters of credit outstanding. New Wherehouse is subject to various financial and other covenants under the terms of the facility including, covenants relating to net worth, mergers or consolidations, liens, indebtedness and other matters. As of January 31, 1997, the Company was in compliance with all financial covenants required by this facility. The facility is available through January 31, 2000 and is renewable annually thereafter.

    As of January 31, 1997, the Company had no new significant outstanding commitments for future capital expenditures. New Wherehouse is required to make future payments of up to $14.0 million during the next fiscal year, pursuant to the Reorganization Plan. Management believes that the current borrowing facility is adequate to support current operations for the fiscal year. However, there can be no assurance as to the effect which any future changes in the Company's operations or results could have on its liquidity.

SEASONALITY

    The Company's business is seasonal, and revenues and operating income are highest during the fourth quarter. Working capital deficiencies and related bank borrowings are lowest during the period commencing with the end of the Christmas holidays and ending with the close of the Company's fiscal year. Beginning in February, working capital deficiencies and related bank borrowings have historically trended upward during the year until the fourth quarter. Bank borrowings have historically been highest in October and November due to cumulative capital expenditures for new stores and the building of inventory for the holiday season.


INFLATION

    The Company believes that inflation has not had a material effect on its results of operations and its internal and external sources of liquidity and working capital.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Index to Financial Statements and Financial Statement Schedules appearing on page F-0 of this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information concerning the persons who were directors and executive officers of New Wherehouse as of the Plan Effective Date upon the effectiveness of the Reorganization Plan:


                                    NEW WHEREHOUSE

                                                               Age at
    Name                          Position                April 30, 1997
    ----                          --------                --------------
Antonio C. Alvarez, II     Chief Executive Officer,                48
                           Chairman of the Board and
                           Director

Barbara C. Brown           Senior Vice President, Sales            45
                           and Operations

Stephen P. Brown           Senior Vice President, General          39
                           Merchandising Manager

Henry Del Castillo(1)      Senior Vice President, Chief            58
                           Financial Officer and Secretary

Michael T. Buskey          Vice President, Regional Manager        48

Robert C. Davenport        Director                                30

Jonathan Gallen            Director                                37

Joseph B. Smith            Director                                69

Bruce Ogilvie(1)           Director                                39

Joseph Radecki(2)          Director                                39

(1) Bruce Ogilvie is no longer a director of New Wherehouse, and Henry Del Castillo is no longer employed by New Wherehouse. Effective April 7, 1997, Mr. Robert Kelleher became Senior Vice President and Chief Financial Officer of New Wherehouse.

(2) Mr. Radecki was elected a director of New Wherehouse on February 20, 1997.

    ANTONIO C. ALVAREZ, II, Chief Executive Officer, Chairman of the Board and Director of New Wherehouse. Mr. Alvarez commenced serving as Chief Executive Officer, Chairman of the Board and Director of New Wherehouse on January 31, 1997. Mr. Alvarez is a principal of Alvarez & Marsal, Inc., a New York based management consulting company. Mr. Alvarez's recent experience includes acting as adviser to the bank lenders to Camelot Music, Inc. ("Camelot Music") and serving as the senior executive of Phar-Mor, Inc. ("Phar-Mor"). Camelot Music is a mall-based music retailer with over 300 stores. Phar-Mor is a retail chain that sells pharmaceuticals and a wide range of other merchandise. Mr. Alvarez served as Phar-Mor's President and Chief Operating Officer from September 1992 through February 1993, as acting Chief Financial Officer from August 1992 to December 1992, and as Chief Executive Officer from February 1993 through Phar-Mor's emergence from Chapter 11 bankruptcy in October 1995. Mr. Alvarez serves as the Chief Executive Officer, Chairman of the Board and Director of New Wherehouse pursuant to a Management Services Agreement between New Wherehouse and Alvarez & Marsal, Inc. See Item 11- "Employment Agreements" below.

    BARBARA C. BROWN, Senior Vice President, Sales and Operations of New Wherehouse. Ms. Brown joined Old Wherehouse in 1973. She became Vice President, Sales and Operations in 1986 and was promoted to Senior Vice President in 1991. Prior to 1986, Ms. Brown served in a variety of store operations positions including Store Manager, District Manager, Assistant Vice President, Store Operations, and Associate Vice President, Store Operations. Ms. Brown is the spouse of Mr. Stephen P. Brown, Senior Vice President, General Merchandise Manager.

    STEPHEN P. BROWN, Senior Vice President, General Merchandise Manager of New Wherehouse. Mr. Brown joined Old Wherehouse in 1980. He became Vice President, Merchandise Allocation and Distribution in 1993 and was promoted to Senior Vice President, General Merchandise Manager in 1994. Prior to 1993, Mr. Brown served in a variety of store operations positions including Store Manager, District Manager, Regional Manager, and Assistant Vice President, Store Operations. Mr. Brown is the spouse of Ms. Barbara C. Brown, Senior Vice President, Sales and Operations.

    HENRY DEL CASTILLO, Senior Vice President, Chief Financial Officer and Secretary of the Company. Mr. Del Castillo joined Old Wherehouse in August 1995, following a twenty year career as a financial executive and Chief Financial Officer of Powerine Oil Company. Previously, he served as Chief Financial Officer of Carte Blanche Corporation, an international credit card and travel services provider. Mr. Del Castillo tendered his resignation as an officer of New Wherehouse effective March 3, 1997.

    MICHAEL T. BUSKEY, Vice President, Regional Manager of New Wherehouse. Mr. Buskey joined Old Wherehouse in 1993. Prior to joining Old Wherehouse he was General Manager for Circuit City Stores, Inc.

    ROBERT C. DAVENPORT, Director of New Wherehouse. Mr. Davenport commenced serving as a director of New Wherehouse on January 31, 1997. Mr. Davenport is a Managing Director of Cerberus Partners, L.P., a New York based investment fund, a position he has held since February 1996. From March 1994 until February 1996, he was a private investor. From 1990 through 1994, he was with Vestar Capital Partners, Inc., an investment fund, where he served as a vice president. Prior to joining Vestar in 1990, Mr. Davenport was an analyst in the Mergers and Acquisitions Group at Drexel Burnham Lambert in New York.

    JONATHAN GALLEN, Director of New Wherehouse. Mr. Gallen commenced serving as a director of New Wherehouse on January 31, 1997. Mr. Gallen is the sole managing member of Pequod LLC, the general partner of Pequod Investments, L.P. ("Pequod"). Pequod is a distressed securities fund which invests in publicly traded debt, private debt, trade claims, large and middle-market bank loans, distressed real estate and public and private equity. Prior to opening Pequod, from February 1993 through February 1994, Mr. Gallen worked for Cerberus Partners, L.P. Mr. Gallen has served on the Board of Directors of Harvest Foods since April 1995 and the Board of Directors of Fruehauf Trailer Corporation since October 1996. From 1990 through early 1993 Mr. Gallen owned and operated Gallen Sports Productions, a business engaged in the acquisition, distribution and sale of autographed sports memorabilia. Mr. Gallen continues to be the sole owner of Gallen Sports Productions.

    JOSEPH B. SMITH, Director of New Wherehouse. Mr. Smith commenced serving as a director of New Wherehouse on January 31, 1997. Mr. Smith is currently the Chairman of Unison Productions, a consulting and production company, a position he has held since April, 1994. During his career, Mr. Smith has held a variety of positions in the music industry, including holding senior positions with three major record companies. He most recently served as President and Chief Executive Officer of Capitol Industries-EMI Music, Inc., a position he held from 1987 until 1993, when he retired and began his consulting work with Unison Productions. In 1961, Mr. Smith joined Warner Bros. Records as its National Promotion Manager. In 1970, he became Executive Vice President and General Manager of Warner Bros./Reprise Records and in 1972 was appointed President of Warner Bros./Reprise Records. In 1975, he became Chairman of Electra/Asylum/ Nonesuch Records. Mr. Smith left Electra/Asylum in 1983 and served for two years as President and CEO of Home Sports Entertainment, a division of Warner/ Amex Cable. Following this he became the first full-time President of the National Academy of Recording Arts and Sciences. Mr. Smith serves as a director of Westwood One, Inc., a radio syndications company, and serves on its Compensation Committee.

    BRUCE OGILVIE, Director of New Wherehouse. Mr. Ogilvie served as Old Wherehouse's and WEI's President and Chief Executive Officer from June 1996 through January 31, 1997. Mr. Ogilvie was elected a director of New Wherehouse on January 31, 1997 and resigned as a director on February 20, 1997. In 1978, Mr. Ogilvie founded a music distributor known as Boulevard Sales, dba Abbey Road Distribution. In 1994, Mr. Ogilvie sold Abbey Road to Alliance Entertainment Corp. and from February 1994 to February 1995, Mr. Ogilvie served as Senior Vice President, Operations for Alliance Entertainment Corp. Mr. Ogilvie left Alliance Entertainment Corp. in early 1995 to help found Contour Design, Inc., a business engaged in the design and manufacture of computer peripheral equipment.

    JOSEPH RADECKI, Director of New Wherehouse. Mr. Radecki commenced serving as a director of New Wherehouse on February 20, 1997. Mr. Radecki is currently Executive Vice President and Director of Financial Restructurings of Jefferies & Company, Inc., an investment bank. Prior to joining Jefferies & Company, Inc., Mr. Radecki was First Vice President in the International Capital Markets Group at Drexel Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations. Over the past nine years, Mr. Radecki has been involved in 50 transactions totaling over $15 billion in recapitalized securities. Mr. Radecki has served as a member of the Board of Directors of Service America Corporation and is currently on the Board of Directors of Bucyrus International, Inc, a mining equipment manufacturer and ECO-Net, a non-profit engineering related network firm.


                                    OLD WHEREHOUSE

    The following table sets forth certain information concerning the persons who were directors and executive officers of Old Wherehouse as of January 31, 1997 immediately prior to the effectiveness of the Reorganization Plan. Of the officers listed below, only Barbara C. Brown, Stephen P. Brown and Michael T. Buskey remain employed by New Wherehouse. Their biographies are set forth above in this Item 10. None of the directors of Old Wherehouse listed below became directors of New Wherehouse upon the effectiveness of the Reorganization Plan.

                                                           Age at
    Name                          Position            April 30, 1997
    ----                          --------            --------------

Jerry E. Goldress       Chief Executive Officer,            66
                        Chairman of the Board and
                        Director

Barbara C. Brown        Senior Vice President, Sales        45
                        and Operations

Stephen P. Brown        Senior Vice President,              39
                        General Merchandising
                        Manager

Henry Del Castillo      Senior Vice President, Chief        58
                        Financial Officer and
                        Secretary

Michael T. Buskey       Vice President, Regional            48
                        Manager

James J. Burke, Jr.     Director                            45

Gerald S. Armstrong     Director                            53

Rupinder S. Sidhu       Director                            40

Bradley J. Hoecker      Director                            34



ITEM 11. EXECUTIVE COMPENSATION

         SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION.

    NEW WHEREHOUSE. The following table sets forth, for the fiscal year ended January 31, 1997, certain compensation paid by New Wherehouse or accrued for such fiscal year, to Antonio C. Alvarez, II in all capacities in which he served, upon the effectiveness of the Reorganization Plan. New Wherehouse paid no cash or other compensation to any of the other officers or directors of New Wherehouse in fiscal 1997. The cash and certain other compensation paid to the officers and directors of New Wherehouse and Old Wherehouse by Old Wherehouse for the fiscal years ended January 31, 1997, January 31, 1996 and January 31, 1995 are set forth in the second succeeding table below. All cash compensation with respect to Mr. Alvarez was paid to Alvarez & Marsal, Inc., a consulting firm in which Mr. Alvarez is a principal. All other compensation paid to Mr. Alvarez was paid to A&M Investments #3 LLC, an affiliate of Alvarez & Marsal, Inc.

                      NEW WHEREHOUSE SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
                                                                           Long-Term
                                     Annual Compensation                 Compensation
                               ---------------------------------  ---------------------------
                                                                    No. of
                                                    Other Annual   Securities     All Other
    Name and            Fiscal   Salary     Bonus   Compensation   Underlying   Compensation
Principal Position       Year      ($)       ($)       ($)(b)        Options         ($)
---------------------------------------------------------------------------------------------
Antonio C. Alvarez II    1997      --        --      389,452(b)     993,380(c)       --
  Chairman, Chief
  Executive Officer(a)
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

(a) Mr. Alvarez commenced serving as Chairman of the Board and Chief Executive Officer of New Wherehouse pursuant to a Management Services Agreement dated as of January 31, 1997. See "Employee Agreements" under this Item 11 below.

(b) This amount represents consulting fees paid by the Senior Lenders to Alvarez & Marsal, Inc. prior to the Plan Effective Date, which amount was reimbursed by New Wherehouse to the Senior Lenders. See "Employment Agreements" under this Item 11 below.

(c) In connection with the Management Services Agreement, New Wherehouse issued options to purchase 993,380 shares of New Common Stock to an affiliate of Alvarez & Marsal, Inc., of which Mr. Alvarez is a principal, pursuant to a Non-Transferrable Stock Option Agreement. See "Stock Options and Stock Appreciation Rights" under this Item 11 below.


    OLD WHEREHOUSE. The following table sets forth, for the fiscal years ended January 31, 1997, January 31, 1996, and January 31, 1995, the cash compensation paid by Old Wherehouse, as well as certain other compensation paid or accrued for each such fiscal year, to each of the six most highly compensated executive officers of Old Wherehouse (considering Ms. Brown, Mr. Brown, and Mr. Del Castillo, Senior Vice Presidents of Old Wherehouse and Mr. Buskey, Vice President of Old Wherehouse to be executive officers of WEI) who were officers as of January 31, 1997 (collectively, the "named executive officers") in all capacities in which they served. All compensation with respect to Mr. Goldress was paid to Grisanti, Galef & Goldress, Inc., a management consulting firm in which Mr. Goldress is a principal.

                      OLD WHEREHOUSE SUMMARY COMPENSATION TABLE


-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
                                                                                 Long-Term
                                           Annual Compensation                  Compensation
                                    ------------------------------------------ --------------
                                                                                  No. of
                                                                  Other Annual   Securities     All Other
      Name and              Fiscal     Salary         Bonus       Compensation   Underlying    Compensation
  Principal Position         Year       ($)            ($)            ($)         Options          ($)
-------------------------------------------------------------------------------------------------------------
Jerry E. Goldress(a)         1997      265,278          --              --          --        734,722(f)
    Chairman, Chief          1996      445,883        50,000            --          --             --
    Executive Officer        1995      375,000          --              --          --             --
-------------------------------------------------------------------------------------------------------------
Bruce Ogilvie(b)1997         1997      172,116          --           4,596(e)       --        250,292(g)
    President and Chief      1996         --            --              --          --             --
    Executive Officer        1995         --            --              --          --             --
-------------------------------------------------------------------------------------------------------------
Barbara C. Brown             1997      175,000          --           7,200(e)       --          3,598(h)
    Senior Vice President    1996      171,538        16,000         7,200(e)       --          6,847(i)
    Sales and Operations     1995      165,000        11,257(c)      7,200(e)       --          7,212(j)
-------------------------------------------------------------------------------------------------------------
Stephen P. Brown             1997      165,000          --           7,200(e)       --          1,998(k)
    Senior Vice President,   1996      159,808        16,000         7,200(e)       --          4,613(l)
    General Merchandise      1995      114,615         1,499(d)      7,200(e)       --          4,242(m)
    Manager
-------------------------------------------------------------------------------------------------------------
Henry Del Castillo           1997      175,000          --           7,200(e)       --          5,086(n)
    Senior Vice President,   1996       80,769          --           3,221(e)       --         18,375(o)
    Chief Financial Officer  1995         --            --               --         --             --
    and Secretary
-------------------------------------------------------------------------------------------------------------
Michael T. Buskey            1997      136,382        --             7,200(e)       --          3,695(p)
    Vice President,          1996      132,685         1,154         7,200(e)       --          2,470(q)
    General Manager -        1995      106,962        21,962         7,200(e)       --          1,930(r)
    Los Angeles Region
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

(a) Mr. Goldress was elected Chairman and Chief Executive Officer on March 1, 1995. Mr. Goldress resigned as Chief Executive Officer on June 14, 1996 and resigned as Chairman on January 31, 1997. During all of fiscal 1995 and until March 1, 1995, he served as President and Chief Operating Officer. From June 1994 until March 1, 1995, he served as Acting Chief Financial Officer.

(b) Mr. Ogilvie was elected President and Chief Executive Officer on June 14, 1996. Mr. Ogilvie resigned as President and Chief Executive Officer on January 31, 1997. Mr. Ogilvie was elected director of New Wherehouse on January 31, 1997 and resigned as director on February 20, 1997.

(c) Includes an $11,257 bonus to cover interest expense on a promissory note which has been cancelled, and a "gross-up" to reimburse Ms. Brown for income taxes payable as a result of the bonus.

(d) Includes a $1,499 bonus to cover interest expense on a promissory note which has been cancelled, and a "gross-up" to reimburse Mr. Brown for income taxes payable as a result of the bonus.

(e) Includes payment of an auto allowance to the named executive officer at a rate of $600 per month.

(f) Mr. Goldress received a payment of $562,500 on July 2, 1996 following his resignation as Chief Executive Officer, pursuant to the terms of his employment contract. Mr. Goldress also received a payment of $172,222 on January 31, 1997 following his resignation as Chairman of the Board, pursuant to his subsequent employment contract dated June 14, 1996.

(g) Mr. Ogilvie received a payment of $250,292 on January 31, 1997 following his resignation as Chief Executive Officer, pursuant to the terms of his employment contract dated June 14, 1996, as amended.

(h) Includes $1,538 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $310 of premiums paid for term life insurance and $1,750 for matching contributions to the Company's 401(k) plan made on behalf of Ms. Brown.

(i) Includes $3,236 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $1,828 of premiums paid for term life insurance and $1,783 for matching contributions to the Company's 401(k) plan made on behalf of Ms. Brown.

(j) Includes $3,622 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $1,828 of premiums paid for term life insurance and $1,764 for matching contributions to the Company's 401(k) plan made on behalf of Ms. Brown.

(k) Includes $56 paid on behalf of Mr. Brown and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are $292 of premiums paid for term life insurance and $1,650 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Brown.

(l) Includes $179 paid on behalf of Mr. Brown and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are $2,772 of premiums paid for term life insurance and $1,660 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Brown.

(m) Includes $1,032 paid on behalf of Mr. Brown and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are $2,079 of premiums paid for term life insurance and $1,131 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Brown.

(n) Included $4,776 paid on behalf of Mr. Del Castillo and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are $310 of premiums paid for term life insurance made on behalf of Mr. Del Castillo.

(o) Included is $18,375 of premiums paid for term life insurance made on behalf of Mr. Del Castillo.

(p) Includes $2,090 paid on behalf of Mr. Buskey and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are $242 of premiums paid for term life insurance and $1,363 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Buskey.

(q) Includes $1,091 paid on behalf of Mr. Buskey and his family for medical expenses and $1,379 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Buskey.

(r) Includes $826 paid on behalf of Mr. Buskey and his family for medical expenses not covered by the Company's group and $1,104 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Buskey.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

    In connection with the consummation of the Reorganization Plan, New Wherehouse entered into a Non-Transferrable Stock Option Agreement with A&M Investment Associates #3 LLP ("Investment Associates"), an affiliate of Alvarez & Marsal, Inc., of which Mr. Alvarez is a principal. Pursuant to the terms of the agreement, New Wherehouse granted to Investment Associates three tranches of options (the "A&M Options") to acquire 331,127, 331,127 and 331,126 shares of the New Common Stock, respectively, at exercise prices of $9.56, $11.58 and $14.10, respectively. The A&M Options are subject to upward adjustment on a quarterly basis as additional shares of New Common Stock are issued and are entitled to certain other anti-dilution provisions as set forth in the Stock Option Agreement. See "Certain Relationships and Related Transactions" under
Item 13 below. New Wherehouse has not granted any options to acquire New Common Stock to any other officer or director of New Wherehouse.

FISCAL YEAR-END OPTION VALUES

    NEW WHEREHOUSE. No options were exercised by any of the named executive officers during fiscal 1997. The following table sets forth certain information with respect to the named executive officers of the Company concerning the number of shares covered by both exercisable and unexercisable stock options held as of January 31, 1997. No established trading market exists for the New Common Stock. New Wherehouse estimates that as of January 31, 1997, assuming the issuance of all the shares of New Common Stock estimated to be issued pursuant to the Reorganization Plan, the fair market value of each share of New Common Stock was $8.01. This estimate is based on a valuation prepared by American Appraisal Associates, Inc. ("AAA") in connection with the confirmation of the Reorganization Plan. Certain Senior Subordinated Noteholders and the Official Committee of Unsecured Creditors in the Bankruptcy Case initially contested the Reorganization Plan. Their arguments in opposition to the Reorganization Plan included their contention that the value of the Company is higher than estimated by AAA. Since this matter was resolved consensually, the Bankruptcy Court never ruled on this issue. See footnote (1) to the cover of this Annual Report on Form 10-K.

                            FISCAL YEAR-END OPTION VALUES

                                 Number of Securities
                                      Underlying
                                 Unexercised Options
                                  at Fiscal Year End

         Name                         Exercisable            Unexercisable
    ---------------------           ---------------          ---------------

    Antonio C. Alvarez, II             94,608(1)                888,814


(1) Exercisable within 60 days of January 31, 1997.

    OLD WHEREHOUSE. All of the options held by the directors and officers of Old Wherehouse and WEI were cancelled as of the Plan Effective Date pursuant to the Reorganization Plan.

COMPENSATION OF DIRECTORS

    NEW WHEREHOUSE. Two non-employee members of the Board of Directors of New Wherehouse receive as compensation for their services $5,000 per attended meeting of the Board of Directors. The directors are also reimbursed for reasonable expenses incurred in attending Board meetings.

    OLD WHEREHOUSE. The directors of Old Wherehouse and WEI did not receive compensation for their services as directors or as members of the committees of the boards of directors of Old Wherehouse and WEI.

EMPLOYMENT AGREEMENTS

    NEW WHEREHOUSE. Mr. Alvarez serves as Chairman of the Board and Chief Executive Officer of New Wherehouse pursuant to a Management Services Agreement dated as of January 31, 1997 among New Wherehouse, Alvarez & Marsal, Inc. ("A&M"), Antonio C. Alvarez II, the Support Employees described therein, Investment Associates and Cerberus Partners, L.P. (the "Management Agreement"). Under the Management Agreement, A&M currently receives $600,000 annually as compensation for Mr. Alvarez' services and the services of other personnel supplied by A&M. The Management Agreement expires on October 14, 1998.

    Prior to the Plan Effective Date, Mr. Alvarez served as a consultant to the Senior Lenders pursuant to a letter agreement dated as of October 14, 1996 between A&M, Mr. Alvarez and the Senior Lenders (the "Interim Agreement"). Pursuant to the Interim Agreement, the Senior Lenders agreed to pay A&M a consulting fee of $50,000 per month plus the hourly fees of those employees of A&M providing assistance to Mr. Alvarez in the performance of his consulting responsibilities. The Senior Lenders paid $389,452 to A&M pursuant to the Interim Agreement prior to January 31, 1997. Under the Management Agreement, New Wherehouse agreed to reimburse, and has reimbursed, the Senior Lenders for the amounts paid by the Senior Lenders to A&M pursuant to the Interim Agreement.

    In the event that Mr. Alvarez is terminated other than for cause (as defined in the Management Agreement) or there is a change-in-control (as defined in the Management Agreement) to which A&M has not, through Mr. Alvarez, consented the Management Agreement provides that (i) a payment of $1,500,000 will be made to A&M, (ii) the options to purchase New Common Stock held by Investment Associates will immediately vest, and (iii) Investment Associates will have the right to require New Wherehouse to purchase the shares of New Common Stock and options to acquire New Common Stock owned by Investment Associates. Additionally, only in the event Mr. Alvarez is terminated other than for cause, the Company will also pay Investment Associates cash in lump sum amount equal to $50,000 multiplied by the number of months remaining from the time of Mr. Alvarez' termination to October 14, 1998. The $1,500,000 payment referred to above will be payable by Cerberus if a change-in-control results solely from the sale by Cerberus of more than 50% of the shares of New Common Stock owned by Cerberus immediately prior to the sale. For any other change-in-control, the $1,500,000 payment is to be made by New Wherehouse. The price to be paid by New Wherehouse in purchasing the shares of New Common Stock and options to acquire New Common Stock owned by Investment Associates will depend on the fair market value (as defined in the Management Agreement) of the New Common Stock at the time of purchase. Any payments made to Investment Associates in purchasing the shares of New Common Stock and options to acquire New

Common Stock from Investment Associates are required to be applied to reduce the outstanding amounts under the Promissory Notes (as defined in Item 13 below).

    OLD WHEREHOUSE. Jerry E. Goldress served as Chairman of the Board, President and Chief Executive Officer of Old Wherehouse and WEI until June 14, 1996 pursuant to an agreement dated May 11, 1994, as amended on April 5, 1995 and on December 13, 1995, between Old Wherehouse and GGG, Inc. This Management Agreement was terminated on July 2, 1996 and Old Wherehouse paid GGG $562,500 in connection with its termination and Mr. Goldress' resignation from his positions as President and Chief Executive Officer. Upon termination of the Management Agreement, Old Wherehouse entered into a new employment agreement with Mr. Goldress. Such new employment was terminated on January 31, 1997 and Mr. Goldress was paid $172,000 on that date in connection with such termination.

    In order to retain its key management employees during the period of deteriorating financial condition and instability prior to the bankruptcy filing date, in July of 1995, Old Wherehouse entered into agreements with 13 of its officers that provide certain security in the event of a "Change of Control" and the subsequent termination of such employee's employment or a significant reduction in such employee's responsibilities (the "Change of Control Agreements"). Since the bankruptcy filing date, Old Wherehouse entered into Change of Control Agreements with five additional officers. The Change of Control Agreements were approved by the Bankruptcy Court on December 1, 1995. As of January 31, 1997, 15 agreements were in effect and those agreements called for payments of up to $1.9 million if certain events (as described therein) occurred. On March 3, 1997, Mr. Henry Del Castillo resigned and was paid $350,000 pursuant to the terms of his Change of Control agreement. In addition, Bruce Ogilvie received $250,000 on January 31, 1997 in connection the termination of his employment pursuant to the terms of his employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    NEW WHEREHOUSE. As of January 31, 1997, New Wherehouse did not have a compensation committee. A compensation committee and an audit committee were created on April 8, 1997. The current members of the compensation committee of New Wherehouse's Board of Directors are Messrs. Davenport, Radecki and Smith and the current members of the audit committee of New Wherehouse's Board of Directors are Messrs. Radecki, Davenport and Gallen.

    OLD WHEREHOUSE. The members of Old Wherehouse's and WEI's compensation committees were Messrs. Burke, Armstrong and Sidhu.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.


THE COMPANY

    The common stock of New Wherehouse is the only outstanding class of its voting securities. The following table sets forth, as of January 31, 1997, the number and percentage of shares of New Common Stock beneficially owned by (i) each person known to New Wherehouse to be the beneficial owner of more than 5% of the outstanding shares of New Common Stock, (ii) each director of New Wherehouse, (iii) each named executive officer, and (iv) all directors and executive officers of New Wherehouse as a group. Unless otherwise indicated in a footnote, each person listed below possesses sole voting and investment power with respect to the shares indicated as beneficially owned by them, subject to community property laws where applicable. The percentage of ownership in the following table does not include the additional 917,515 shares expected to be issued pursuant to the Reorganization Plan after January 31, 1997.

Name and Address of                    Share of WEI             Percentage of
  Beneficial Owner                     Common Stock               Ownership
-------------------                    ------------             -------------

Cerberus Partners, L.P.                 5,712,558                   55.7%(1)
450 Park Avenue, 28th Floor
New York, New York  10022

A&M Investment Associates #3            1,204,566(3)                11.7%(3)
LLC (2)
c/o Alvarez & Marsal, Inc.
885 Third Avenue, Suite 1700
New York, New York  10022-4834

Credit Suisse First Boston Corp.         2,041,246                     19.9%
5 World Trade Center
New York, New York  10048-0205

Seneca Capital, L.P. (4)                   602,879                      5.9%
c/o 450 Park Avenue, 28th Floor
New York, New York  10022

Antonio C. Alvarez II (2)                        0                        0
c/o Wherehouse Entertainment, Inc.
19701 Hamilton Avenue
Torrance, California 90502-1334

Barbara C. Brown                                 0                        0
c/o Wherehouse Entertainment, Inc.
19701 Hamilton Avenue
Torrance, California 90502-1334

Stephen P. Brown                                 0                        0
c/o Wherehouse Entertainment, Inc.
19701 Hamilton Avenue
Torrance, California 90502-1334

Henry Del Castillo*                            N/A                       N/A
c/o Wherehouse Entertainment, Inc.
19701 Hamilton Avenue
Torrance, California 90502-1334

Michael T. Buskey                                0                         0
c/o Wherehouse Entertainment, Inc.
19701 Hamilton Avenue
Torrance, California 90502-1334

Robert C. Davenport (5)                          0                          0
c/o Cerberus Partners, L.P.
450 Park Avenue, 28th Floor
New York, New York  10022

Jonathan Gallen                             82,421(6)                       0
c/o Pequod Investments, L.P.
450 Park Avenue, 28th Floor
New York, New York  10022

Joseph B. Smith                                  0                          0
c/o Unison Productions
1015 Gayley Avenue
Los Angeles, California 90024

Joseph Radecki                                   0                          0
c/o Jeffries & Co.
11100 Santa Monica Boulevard
10th Floor
Los Angeles, California 90025


*   Mr. Del Castillo is no longer employed by Wherehouse.

(1) The percentages expressed in this table are a percentage of 10,257,808 shares, which is the actual number of shares issued and outstanding as of January 31, 1997.

(2) A&M Investment Associates #3, LLC is a Delaware limited liability company created for purpose of acquiring shares of New Common Stock. Mr. Alvarez is the managing member, and as such, may be deemed to be the beneficial owner of all the shares of New Common Stock held by Investment Associates. Mr. Alvarez disclaims beneficial ownership of shares of New Common Stock held by Investment Associates.

(3) Includes 1,100,000 shares of New Common Stock held by A&M Investment Associates #3 LLC and 94,608 shares of New Common Stock subject to options exercisable within 60 days of January 31, 1997 (the "Exercisable Options"). The 1,100,000 shares of New Common Stock held by Investment Associates may be adjusted upward or downward to represent 10% of the sum of (i) the shares of New Common Stock ultimately issued under the Reorganization Plan plus (ii) the number of shares of New Common Stock issued to Investment Associates. The 1,100,000 shares of New Common Stock represents 10.7% of the aggregate issued and outstanding shares of New Common Stock as of January 31, 1997 prior to dilution for the 94,608 shares of New Common Stock subject to the Exercisable Options.

(4) Seneca Capital, L.P. was a participant of the senior debt of Old Wherehouse held by Cerberus Partners, L.P. Seneca Capital, L.P. disclaims any beneficial interest in the shares of New

    Common Stock held by Cerberus Partners, L.P. and Cerberus Partners, L.P. disclaims any beneficial interest in the shares of New Common Stock held by Seneca Capital, L.P.

(5) Mr. Davenport is a managing director of Cerberus Partners, L.P. and may be deemed to be the beneficial owner of all of the shares of New Common Stock held by Cerberus Partners, L.P. Mr. Davenport disclaims any beneficial interest in the shares of New Common Stock held by Cerberus Partners, L.P.

(6) Mr. Gallen is the managing member of Pequod LLC, which is the general partner of Pequod Investments, L.P., which is the record and beneficial holder of 82,421 shares of New Common Stock. As such, Mr. Gallen may be deemed to be the beneficial owner of the shares of New Common Stock held by Pequod Investments, L.P.

    OLD WHEREHOUSE. All of the common stock of Old Wherehouse and WEI were cancelled on the Plan Effective Date pursuant to the Reorganization Plan.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Pursuant to the Management Agreement and a Stock Subscription Agreement dated as of January 31, 1997 (the "Stock Subscription Agreement"), New Wherehouse agreed to sell, and Investment Associates agreed to buy at a purchase price of $6,340,000 ($1,000,000 in cash from Investment Associates' funds, plus a secured recourse promissory note in the principal amount of $335,000 and a secured non-recourse promissory note in the amount of $5,005,000 (collectively, the "Promissory Notes")), 1,100,000 shares of the New Common Stock (the "A&M Shares") (subject to adjustment upward or downward to represent 10% of the sum of (i) the shares of New Common Stock ultimately issued under the Reorganization Plan plus (ii) the number of shares of New Common Stock issued to Investment Associates). The Promissory Notes bear interest at 7% per annum during the first four years and 11% per annum during the fifth through seventh years, mature on January 31, 2004 and have no scheduled amortization until their maturity date. The Promissory Notes are secured by a first priority pledge of the A&M Shares pursuant to a Pledge Agreement dated as of January 31, 1997.

    In addition, New Wherehouse and Investment Associates entered into a Non-Transferrable Stock Option Agreement dated as of January 31, 1997 (the "Stock Option Agreement"), pursuant to which New Wherehouse issued to Investment Associates three tranches of options to purchase shares of New Common Stock (the "A&M Options"; and, together with the A&M Shares, the "A&M Securities") representing in the aggregate the right to purchase an additional 10% of the shares of New Common Stock and the shares subject to warrants issued under the Reorganization Plan. The first tranche of options represents the right to purchase 331,127 shares of New Common Stock at an exercise price of $9.56. The second tranche of options represents the right to purchase 331,127 shares of New Common Stock at an exercise price of $11.58. The third tranche of options represents the right to purchase 331,126 shares of New Common Stock at an exercise price of $14.10. The A&M Options vest monthly in equal installments through October 31, 1998 and all unexercised A&M Options expire on January 31, 2003, subject to prior vesting or termination as set forth in the Management Services Agreement. The A&M Options are subject to upward adjustment on a quarterly basis as additional shares of New

Common Stock are issued and are entitled to certain other anti-dilution provisions as set forth in the Stock Option Agreement.

    New Wherehouse also granted certain registration rights to Investment Associates with respect to the A&M Securities pursuant to a Registration Rights Agreement dated as of January 31, 1997 (the "A&M Registration Rights Agreement"). Under the A&M Registration Rights Agreement, Investment Associates has the right to make one demand registration and two piggy-back registrations in respect of the A&M Securities.

    New Wherehouse also granted certain registration rights to the Senior Lenders as of the Plan Effective Date with respect to the New Common Stock acquired by such Senior Lenders, pursuant to a Registration Rights Agreement dated as of January 31, 1997 (the "Senior Lenders Registration Rights Agreement"). Under the Senior Lenders Registration Rights Agreement, the holders of a requisite number of shares acquired by the Senior Lenders have the right to make two demand registrations and to participate in two piggy-back registrations in respect of the such shares of New Common Stock.

    Jeffries & Company, Inc., of which Mr. Radecki is an Executive Vice President and Director of Financial Restructurings, served as the financial consultant to Old Wherehouse in the Bankruptcy Case, and currently serve as financial advisors to New Wherehouse.

                                       PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report.

    1.   Financial statements.

    See Index to Financial Statements and Financial Statement Schedules.

    2.   Financial statement schedules.

    See Index to Financial Statements and Financial Statement Schedules.

    All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

    3.   Exhibits

         2.1 Merger Agreement, dated as of May 5, 1992, by and among Grammy Corp., WEI, Old Wherehouse and A&S. (Incorporated by reference to Exhibit 1 of Old Wherehouse's Current Report on Form 8-K dated May 6, 1992.)

         2.2 Debtors' First Amended Chapter 11 Plan, as Revised for Technical Corrections dated October 4, 1996 and Supplemental Amendments on December 2, 1996 and December 13, 1996. (Incorporated by reference to Exhibits A, B and C of Exhibit 3.1 of Old Wherehouse's Current Report on Form 8-K dated January 22, 1997.)

         2.3 Asset Purchase Agreement dated as of January 31, 1997 among Old Wherehouse, WEI and New Wherehouse. (Incorporated by reference to Exhibit 1.4 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

         3.1 Certificate of Incorporation of New Wherehouse filed with the Delaware Secretary of State on November 15, 1997. (Incorporated by reference to Exhibit C of Exhibit A of Exhibit 3.1 of Old Wherehouse's Current Report on Form 8-K dated January 22, 1997.)

         3.2 Certificate of Amendment of Certificate of Incorporation of New Wherehouse filed with the Delaware Secretary of State on January 31, 1997. (Incorporated by reference to Exhibit 1.3 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

         3.3 Certificate of Amendment of Certificate of Incorporation of Old Wherehouse filed with the Delaware Secretary of State on January 31, 1997. (Incorported by reference to Exhibit 1.2 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

         3.4 By-laws of New Wherehouse. (Incorporated by reference to Exhibit B of Exhibit A of Exhibit 3.1 of Old Wherehouse's Current Report on Form 8-K dated January 22, 1997.)

         3.5* Amendment to By-laws of New Wherehouse adopted January 30, 1997, adopted by Unanimous Written Consent of the Sole Director of New Wherehouse.


-------------
* Filed herewith
                                          42

         4.1* Tranche A Warrant Agreement dated as of January 31, 1997 between
              New Wherehouse and United States Trust Company of New York, as the Warrant Agent.

         4.2* Tranche B Warrant Agreement dated as of January 31, 1997 between
              New Wherehouse and United States Trust Company of New York, as the Warrant Agent.

         4.3* Tranche C Warrant Agreement dated as of January 31, 1997 between
              New Wherehouse and United States Trust Company of New York, as the Warrant Agent.

         4.4 Registration Rights Agreement dated as of January 31, 1997 among New Wherehouse, Cerberus Partners, L.P., CS First Boston Securities Corporation and Bank of America, Illinois. (Incorporated by reference to Exhibit 1.14 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

         10.1 Single Tenant Industrial Lease, dated November 5, 1991, by and between Watson Land Company, as lessor, and Old Wherehouse, as lessee. (Incorporated by reference to Exhibit 10.6 of the Old Wherehouse's Annual Report on Form 10-K for the fiscal year ended January 31, 1992.)

         10.2 Management Services Agreement dated as of January 31, 1997 among New Wherehouse Alvarez & Marsal, Inc., Antonio C. Alvarez II, Investment Associates, Cerberus Partners, L.P. and the Support Employees. (Incorporated by reference to Exhibit 1.5 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

         10.3 Secured Recourse Promissory Note dated January 31, 1997 by Investment Associates in favor of New Wherehouse in the principal amount of $335,000. (Incorporated by reference to Exhibit 1.6 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

         10.4 Secured Non-Recourse Promissory Note dated January 31, 1997 by Investment Associates in favor of New Wherehouse in the principal amount of $5,005,000. (Incorporated by reference to Exhibit 1.7 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

         10.5 Stock Pledge Agreement dated as of January 31, 1997 between Investment Associates and New Wherehouse. (Incorporated by reference to Exhibit 1.8 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

         10.6 Stock Subscription Agreement dated as of January 31, 1997 between New Wherehouse and Investment Associates. (Incorporated by reference to Exhibit 1.9 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

-------------
* Filed herewith

         10.7 Non-Transferrable Stock Option Agreement dated as of January 31, 1997 between New Wherehouse and Investment Associates. (Incorporated by reference to Exhibit 1.10 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

         10.8 Registration Rights Agreement dated as of January 31, 1997 between New Wherehouse and Investment Associates. (Incorporated by reference to Exhibit 1.12 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

         10.9 Letter agreement dated as of October 14, 1996 among Cerberus Partners, L.P., CS First Boston Securities Corporation and Bank of America, Illinois regarding fees to be paid to Alvarez & Marsal, Inc. (Incorporated by reference to Exhibit 1.13 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

        10.10 Letter agreement dated as of January 31, 1997 between New Wherehouse and Cerberus Partners, L.P. regarding the reimbursement of fees paid by Cerberus on behalf of the senior lenders to Alvarez & Marsal, Inc. (Incorporated by reference to Exhibit 1.11 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

        10.11 Loan and Security Agreement dated as of January 31, 1997 between New Wherehouse and Congress Financial Corporation (Western). (Incorporated by reference to Exhibit 1.15 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

        10.12 Security Agreement dated as of January 31, 1997 between New Wherehouse and United States Trust Company of New York, as Collateral Agent for certain trade creditors. (Incorporated by reference to Exhibit 1.16 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

        10.13 Intercreditor and Collateral Agency Agreement dated as of January 31, 1997 among New Wherehouse, the Trade Creditors named therein and United States Trust Company of New York, as Collateral Agent. (Incorporated by reference to Exhibit 1.17 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

        10.14 Intercreditor and Subordination Agreement dated as of January 31, 1997 among the Trade Creditors named therein, United States Trust Company of New York, as Collateral Agent for the Trade Creditors and Congress Financial Corporation (Western). (Incorporated by reference to Exhibit 1.18 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

        10.15* Security Agreement dated as of January 20, 1997, by and between Mellon US Leasing, a division of Mellon Leasing Corporation, successor to United States Leasing Corporation, as Secured Party, and Reorganized Wherehouse.

        10.16 Equipment Lease Agreement dated December 21, 1992, between General Electric Capital Corporation, as Lessor, and Old Wherehouse, as Lessee. (Incorporated by reference to Exhibit
               10.43 of Old Wherehouse's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.)

        10.17 Change of Control Agreements, dated as of July 10, 1995, between Registrant and each of its executive officers, with schedule required by instruction (2) to item 601(a) of Regulation S-K identifying the parties thereto and certain other details. (Incorporated by reference to Exhibit 10.1 of Old Wherehouse's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995.)

        27.0*  Financial Data Schedule.

(b) Current Reports on Form 8-K.

    (1) A Current Report on Form 8-K was filed on January 22, 1997 discussing the reorganization of the Predecessors.

    (2) A Current Report on Form 8-K was filed on February 12, 1997 discussing the various transactions consummated on the Plan Effective Date pursuant to the Reorganization Plan.

    (3) A Current Report on Form 8-K was filed on March 10, 1997 pursuant to which New Wherehouse became the successor issuer to Old Wherehouse and undertook to continue the filing obligations of Old Wherehouse under the Securities Exchange Act of 1934, as amended.

    (4) A Current Report on Form 8-K/A was filed on April 16, 1997 pursuant to which New Wherehouse filed pro forma financial statements not filed with the Current Report on Form 8-K filed on February 12, 1997.


---------------

*   Filed herewith

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

                                       WHEREHOUSE ENTERTAINMENT, INC.


Date:    May 16, 1997                  By: /s/ ANTONIO C. ALVAREZ, II
                                          -----------------------------
                                       Antonio C. Alvarez, II
                                       Chairman of the Board,
                                       Chief Executive Officer and Director
                                       (Principal Executive Officer)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated:


                            WHEREHOUSE ENTERTAINMENT, INC.

    Signature                          Title                         Date
------------------------      ----------------------------       -----------



/s/ ANTONIO C. ALVAREZ, II      Chairman of the Board, Chief      5/16 1997
-------------------------
Antonio C. Alvarez, II          Executive Officer

/s/ ROBERT C. DAVENPORT         Director                        May 16, 1997
-------------------------
Robert C. Davenport

/s/ JONATHAN GALLEN             Director                        May 16, 1997
-------------------------
Jonathan Gallen

/s/ JOSEPH RADECKI              Director                        May 16, 1997
-------------------------
Joseph Radecki

/s/ JOSEPH B. SMITH             Director                        May 16, 1997
-------------------------
Joseph B. Smith

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FIELD PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANT WHICH HAS NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy materials have been sent to the security holders of the registrant.

                         Wherehouse Entertainment, Inc.

                          Index to Financial Statements
                        and Financial Statement Schedule
                                January 31, 1997

                                    CONTENTS

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . .     F-1

Financial Statements

Balance Sheets at January 31, 1997 (New Wherehouse) and 1996
  (Old Wherehouse) . . . . . . . . . . . . . . . . . . . . . . . . . .     F-2
Statements of Operations for the year ended
  January 31, 1997 (Old Wherehouse). . . . . . . . . . . . . . . . . .     F-4
Statements of Changes in Shareholders' Equity (Deficit)
  for each of the three years in the period ended
  January 31, 1997 (Old Wherehouse). . . . . . . . . . . . . . . . . .     F-5
Statements of Cash Flows for each of the three years in
  the period ended January 31, 1997 (Old Wherehouse) . . . . . . . . .     F-6
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .     F-8

Financial Statement Schedule for each of the three years ended January 31, 1997

II   Valuation and Qualifying Accounts . . . . . . . . . . . . . . . .     F-29

All other schedules have been omitted because they are not required under the related instructions or are inapplicable, or because the required information is included elsewhere in the financial statements.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Wherehouse Entertainment, Inc.

We have audited the accompanying balance sheets of Wherehouse
Entertainment, Inc. as of January 31, 1997 (New Wherehouse), and January 31, 1996 (Old Wherehouse), and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wherehouse Entertainment, Inc. at January 31, 1997 (New Wherehouse), and January 31, 1996 (Old Wherehouse), and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1997 (Old Wherehouse), in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Bankruptcy Court approved and confirmed Old Wherehouse's Plan of Reorganization on January 7, 1997. As described in Note 2, New Wherehouse accounted for the reorganization using "Fresh Start Reporting" as recommended by the American Institute of Certified Public Accountants Statement of Position 90-7 on "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." As a result, the January 31, 1997, balance sheet is not comparable with the Old Wherehouse's pre-reorganization balance sheet since it presents the financial position of the reorganized entity.


                                                               ERNST & YOUNG LLP
Los Angeles, California
May 8, 1997

                         Wherehouse Entertainment, Inc.

                                 Balance Sheets

                                                       NEW              OLD
                                                    WHEREHOUSE      WHEREHOUSE
                                                    JANUARY 31      JANUARY 31
                                                        1997            1996
                                                   ------------    ------------
ASSETS (NOTES 1 AND 4)
Current assets:
  Cash                                            $   6,178,000    $  7,353,000
  Receivables                                         1,932,000       1,583,000
  Prepaid inventory deposits                          4,486,000      10,880,000
  Merchandise inventory                              75,800,000      90,951,000
  Other current assets                                2,259,000       4,628,000
  Rental inventory (NOTE 3)                           9,686,000               -
                                                   ------------    ------------
Total current assets                                100,341,000     115,395,000



Rental inventory, net of accumulated amortization
of $38,906,000 (1996) (NOTE 3)                                -      14,004,000

Equipment and improvements, at cost (NOTES 1 AND 9):
  Leasehold improvements                              5,952,000      24,908,000
  Data processing equipment and software              6,153,000      26,289,000
  Store and office fixtures and equipment             8,960,000      13,969,000
  Buildings and improvements                            131,000       1,590,000
  Land                                                  141,000         683,000
                                                   ------------    ------------
                                                     21,337,000      67,439,000
Accumulated depreciation and amortization                     -      29,752,000
                                                   ------------    ------------
                                                     21,337,000      37,687,000


Reorganization value in excess of amounts
  allocable to identifiable assets                    9,724,000               -


Financing costs and leasehold interests, net of
accumulated amortization of $11,263,000 (1996)                -         641,000

Other assets                                            340,000         800,000
                                                   ------------    ------------
Total assets                                      $ 131,742,000    $168,527,000
                                                  -------------    ------------
                                                  -------------    ------------

SEE ACCOMPANYING NOTES.

                                                       NEW             OLD
                                                   WHEREHOUSE       WHEREHOUSE
                                                   JANUARY 31       JANUARY 31
                                                       1997            1996
                                                 --------------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and bank overdraft               $  13,034,000    $  8,099,000
Sales taxes payable                                   2,192,000       2,332,000
Other accrued expenses (NOTE 7)                      10,461,000      18,609,000
Current portion of capital lease obligations and
long-term debt, secured (NOTE 9)                        729,000       2,655,000
Reorganization liabilities                           14,481,000               -
                                                 --------------   -------------
Total current liabilities                            40,897,000      31,695,000

Notes payable (NOTE 1)                                3,980,000               -

Capital lease obligations and long-term
  debt, secured (NOTE 9)                                722,000       1,498,000

Other long-term liabilities                           2,000,000       9,494,000

Liabilities subject to compromise
  (NOTES 1 AND 6)                                             -     278,857,000

Deferred income taxes (NOTE 8)                                -       3,270,000

Commitments and contingencies (NOTES 9, 10 AND 11)

Shareholders' equity (deficit):
New preferred stock $.01 par value:
Authorized shares - 3,000,000
Issued and outstanding shares - none
New common stock, $.01 par value:
Authorized shares - 24,000,000
Issued and outstanding shares - 10,257,808              103,000               -
Old common stock, $.01 par value:
Authorized shares - 1,000
Issued and outstanding shares - 10                            -               -
Additional paid-in capital                           89,380,000      95,671,000
Accumulated deficit                                           -   (251,958,000)
Notes receivable                                    (5,340,000)               -
                                                 --------------   -------------
Total shareholders' equity (deficit)                 84,143,000   (156,287,000)
                                                 --------------   -------------
Total liabilities and shareholders'
   equity (deficit)                               $ 131,742,000   $ 168,527,000
                                                 --------------   -------------
                                                 --------------   -------------

SEE ACCOMPANYING NOTES.

                         Wherehouse Entertainment, Inc.

                            Statements of Operations


                                                                                        OLD WHEREHOUSE
                                                                  ------------------------------------------------------
                                                                                     YEAR ENDED JANUARY 31
                                                                         1997                1996                1995
                                                                  ------------------------------------------------------
Sales                                                             $  295,765,000      $  350,646,000      $  409,484,000
Rental revenue                                                        69,739,000          82,547,000          90,141,000
                                                                  ------------------------------------------------------
                                                                     365,504,000         433,193,000         499,625,000

Cost of sales                                                        195,489,000         230,347,000         262,616,000
Cost of rentals, including amortization                               33,475,000          40,049,000          34,973,000
                                                                  ------------------------------------------------------
                                                                     228,964,000         270,396,000         297,589,000

Selling, general and administrative expenses                         145,968,000         167,161,000         188,740,000
Write-down of long-lived assets (NOTE 2)                                       -           1,476,000         139,493,000
Interest expense (contractual interest of
  $25,980,000 (1997) and $28,135,000 (1996)) (NOTES 1 AND  6)          1,019,000          15,045,000          23,194,000
Other income                                                           (338,000)           (283,000)           (153,000)
                                                                  ------------------------------------------------------
Loss before reorganization items and income taxes                   (10,109,000)        (20,602,000)       (149,238,000)

Reorganization items (NOTES 1, 2 AND 3):
  Professional fees                                                    7,207,000           2,470,000                   -
  Write-off of financing costs and debt discount                               -           8,512,000                   -
  Provision for store closing costs                                    6,969,000           6,237,000                   -
  Provision for rejected executory contracts                           3,331,000           6,000,000                   -
  Provision for other reorganization costs                             2,429,000                   -                   -
                                                                  ------------------------------------------------------
                                                                      19,936,000          23,219,000                   -
                                                                  ------------------------------------------------------
Loss before income taxes and extraordinary item                     (30,045,000)        (43,821,000)       (149,238,000)

Provision for income taxes (NOTE 8)                                            -              17,000          13,007,000
                                                                  ------------------------------------------------------
Loss before extraordinary item                                      (30,045,000)        (43,838,000)       (162,245,000)

Extraordinary item:
Gain on extinguishment of debt                                       173,765,000                   -                   -
                                                                  ------------------------------------------------------
Net income (loss)                                                 $  143,720,000     $  (43,838,000)    $  (162,245,000)
                                                                  ------------------------------------------------------
                                                                  ------------------------------------------------------

SEE ACCOMPANYING NOTES.

                         Wherehouse Entertainment, Inc.

            Statements of Changes in Shareholders' Equity (Deficit)


                                      COMMON STOCK                ADDITIONAL
                                    $.01 PAR VALUE                 PAID-IN           ACCUMULATED           NOTE
                                   SHARES        AMOUNT            CAPITAL            DEFICIT           RECEIVABLE        TOTAL
                              -----------------------------------------------------------------------------------------------------
Balance, January 31, 1994             10    $        -        $  95,855,000       $  (45,875,000)   $           -     $  49,980,000
Dividend                               -             -            (184,000)                     -               -         (184,000)
Net loss                               -             -                    -         (162,245,000)               -     (162,245,000)
                              -----------------------------------------------------------------------------------------------------
Balance, January 31, 1995             10             -           95,671,000         (208,120,000)               -     (112,449,000)
Net loss                               -             -                    -          (43,838,000)               -      (43,838,000)
                              -----------------------------------------------------------------------------------------------------
Balance, January 31, 1996             10             -           95,671,000         (251,958,000)               -     (156,287,000)
Net income                             -             -                    -           143,720,000               -       143,720,000
Recapitalization and fresh
   start adjustments
   (NOTES 1 AND 2):
Recapitalization adjustment         (10)             -         (95,671,000)           108,238,000               -        12,567,000
Issuance of New Common Stock   9,157,808        92,000           83,051,000                     -               -        83,143,000
Sale of New Common Stock       1,100,000        11,000            6,329,000                     -     (5,340,000)         1,000,000
                              -----------------------------------------------------------------------------------------------------
New Wherehouse balance,
  January 31, 1997            10,257,808    $  103,000        $  89,380,000       $             -   $ (5,340,000)     $  84,143,000
                              -----------------------------------------------------------------------------------------------------
                              -----------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

                         Wherehouse Entertainment, Inc.

                            Statements of Cash Flows

                                                                             OLD WHEREHOUSE
                                                         ------------------------------------------------------
                                                                          YEAR ENDED JANUARY 31
                                                              1997                1996                1995
                                                         -------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                        $ 143,720,000        $(43,838,000)      $(162,245,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                           35,304,000          41,403,000          47,139,000
    Book value of rental inventory dispositions              9,528,000          14,448,000           8,866,000
    Write-down of long-lived assets                                  -           1,476,000         139,493,000
    Deferred taxes                                                   -            (207,000)         14,653,000
    Gain on extinguishment of debt                        (173,765,000)                  -                   -
    Changes in operating assets and liabilities:
      Receivables                                             (349,000)          1,572,000            (353,000)
      Taxes receivable                                               -           1,500,000           3,500,000
      Prepaid inventory deposits                             6,394,000         (10,880,000)                  -
      Merchandise inventory                                 10,730,000          24,688,000          (2,047,000)
      Other current assets                                   2,352,000          (1,885,000)           (170,000)
      Accounts payable, accrued expenses and other
        liabilities not separately identified                2,401,000         (20,528,000)          1,497,000
      Rental inventory purchases                           (32,709,000)        (37,962,000)        (39,201,000)
    Changes due to reorganization activities:
      Accrued professional fees                              3,227,000            (668,000)                  -
      Write-off of financing costs and debt discount                 -           8,512,000                   -
      Provision for store closing costs                      3,767,000           5,743,000                   -
      Provision for rejected executory contracts             3,331,000           6,000,000                   -
      Other reorganization items                             2,015,000                   -                   -
                                                         -----------------------------------------------------
Net cash provided by (used in) operating activities         15,946,000         (10,626,000)         11,132,000

INVESTING ACTIVITIES
Proceeds from sale of assets                                 2,464,000                   -               4,000
Acquisition of property, equipment and improvements         (3,785,000)        (10,252,000)        (15,667,000)
Purchase of certain assets of The Record Shop, Inc.                  -                   -            (735,000)
 (Increase) decrease in other assets and intangibles                 -            (415,000)            262,000
                                                         -----------------------------------------------------
Net cash used in investing activities                       (1,321,000)        (10,667,000)        (16,136,000)

FINANCING ACTIVITIES
Short-term borrowings (payments), net                                -          29,020,000          11,800,000
Principal payments on capital lease obligations and
  long-term debt                                            (2,702,000)         (2,336,000)         (7,769,000)
Sale of New Common Stock                                     1,000,000                   -                   -
Dividend paid to WEI Holdings, Inc.                                  -                   -            (185,000)
Settlement of pre-petition claims                          (14,098,000)                  -                   -
                                                         -----------------------------------------------------
Net cash (used in) provided by financing activities        (15,800,000)         26,684,000           3,846,000

                         Wherehouse Entertainment, Inc.

                                                                             OLD WHEREHOUSE
                                                           ---------------------------------------------------
                                                                          YEAR ENDED JANUARY 31
                                                              1997                1996                1995
                                                           ---------------------------------------------------
REORGANIZATION ACTIVITIES
Reclassification of liabilities subject to compromise      $         -       $ 278,857,000         $         -
Decrease in accounts payable, accrued expenses and
  other liabilities
                                                                               (71,343,000)

Reduction of debt                                                    -        (207,514,000)                  -
                                                           ---------------------------------------------------
Net cash effect of reorganization activities                         -                   -                   -
                                                           ---------------------------------------------------
Net (decrease) increase in cash                             (1,175,000)          5,391,000          (1,158,000)
Cash at beginning of year                                    7,353,000           1,962,000           3,120,000
                                                           ---------------------------------------------------
Cash at end of year                                        $ 6,178,000       $   7,353,000         $ 1,962,000
                                                           ---------------------------------------------------
                                                           ---------------------------------------------------

Supplemental disclosure of cash flow information:
  Cash paid (received) during the year for:
    Interest                                               $   765,000       $  11,993,000         $20,554,000
    Income taxes                                                     -          (1,276,000)         (5,146,000)
    Reorganization items                                     5,687,000           2,297,000                   -



SEE ACCOMPANYING NOTES.

                         Wherehouse Entertainment, Inc.

                          Notes to Financial Statements

                                January 31, 1997


1. REORGANIZATION UNDER CHAPTER 11

Wherehouse Entertainment, Inc. (New Wherehouse) was incorporated under the laws of the State of Delaware on November 15, 1996, as WEI Acquisition Co. On January 31, 1997, New Wherehouse acquired (the Acquisition) substantially all the assets of Wherehouse Dissolution Co. (Old Wherehouse), a Delaware corporation, and its parent company, WEI Holdings, Inc., a Delaware corporation (WEI, and together with Old Wherehouse, the Debtors), pursuant to a Chapter 11 plan of reorganization (the Reorganization). Prior to the Acquisition, Old Wherehouse was known as "Wherehouse Entertainment, Inc.," and after the Acquisition, Old Wherehouse changed its name to Wherehouse Dissolution Co. After the Acquisition, New Wherehouse changed its name to "Wherehouse Entertainment, Inc." New Wherehouse and Old Wherehouse are collectively referred to as the Company or Wherehouse where the discussion relates to the continuing business operations of Old Wherehouse and New Wherehouse.

On August 2, 1995 (the petition date), Old Wherehouse filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (Chapter 11 or the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). The Chapter 11 proceedings were jointly administered, with the Company managing the business in the ordinary course as debtor-in-possession subject to the control and supervision of the Bankruptcy Court.

The Debtors' plan of reorganization, entitled the "Debtors' First Amended Chapter 11 Plan, as Revised for Technical Corrections on October 4, 1996, and Supplemental Amendments on December 2, 1996, and December 13, 1996" (the Reorganization Plan), was confirmed by an order of the Bankruptcy Court entered on January 7, 1997, entitled "Findings of Fact, Conclusions of Law and Order Confirming Debtors' First Amended Chapter 11 Plan Under Chapter 11 of the Bankruptcy Code" (the Confirmation Order). The effective date of the Reorganization Plan occurred on January 31, 1997 (the Plan Effective Date). New Wherehouse (as opposed to Old Wherehouse and WEI) was never the subject of a bankruptcy case. Since the Plan Effective Date, the Bankruptcy Court has retained jurisdiction over certain claims and other matters relating to the Debtors' bankruptcy estates, but New Wherehouse has been and is free to carry out its business without oversight by the Bankruptcy Court.

Pursuant to the Reorganization Plan, substantially all of the assets of the Debtors and certain liabilities were transferred to New Wherehouse. The Debtors have assigned to New Wherehouse all of their executory contracts and unexpired leases assumed during the Bankruptcy Case (not otherwise assigned to third parties). The Reorganization Plan provides that the Debtors' bankruptcy estates will be liquidated by New Wherehouse.

                         Wherehouse Entertainment, Inc.

1. REORGANIZATION UNDER CHAPTER 11 (CONTINUED)

Under the Reorganization Plan, substantially all of the Debtors' indebtedness held by their creditors was cancelled in exchange for cash, shares of the Common Stock of New Wherehouse, par value $0.01 per share (the New Common Stock), and/or warrants to purchase New Common Stock or for no consideration. The Debtors' major groups of creditors were (1) senior lenders under Old Wherehouse's bank credit agreement (the Senior Lenders) led by Cerberus Partners, L.P. (Cerberus) as the agent for the Senior Lenders, (2) trade creditors (the Trade Creditors), (3) holders of Old Wherehouse's Senior Subordinated Notes (the Senior Subordinated Noteholders), (4) holders of Old Wherehouse's 6 3/4% Convertible Subordinated Debentures (the Convertible Debentureholders), (5) other general unsecured creditors (the General Unsecured Creditors) and (6) federal and state taxing authorities.

As of the Plan Effective Date and following the exercise of the Exchange Option (as described below) by certain Trade Creditors whose claims had been resolved as of the Plan Effective Date, the Senior Lenders received 9,157,808 shares of New Common Stock under the Reorganization Plan on account of their claims, representing approximately 89% of the issued and outstanding shares of New Common Stock as of such date prior to dilution for the Warrants described below but after dilution for the A&M Shares (see Note 5). The Senior Lenders were also paid approximately $2.8 million of adequate protection payments during the bankruptcy case and also received approximately $256,000 in cash subsequent to the Plan Effective Date. The Senior Lenders are likely to receive additional shares of New Common Stock and cash as the claims of unsecured creditors (including Trade Creditors) are resolved. Based upon New Wherehouse's estimate of the resolution of Trade Claims, New Wherehouse estimates that the Senior Lenders (or their assigns) will receive approximately 9.4 million shares of New Common Stock in total. This total may increase based on an anti-dilution feature in the Reorganization Plan. Approximately $94.6 million of indebtedness held by the Senior Lenders was cancelled in exchange for the issuance of such shares of New Common Stock and cash.

Under the Reorganization Plan, those Trade Creditors identified by Old Wherehouse as continuing suppliers of certain inventory products and who agreed to provide normal trade credit terms to the Company after the Plan Effective Date were given the option (the Exchange Option) to receive 27% of their allowed claims in cash in lieu of shares of New Common Stock. The source of the cash payments to the Trade Creditors exercising the Exchange Option is $11,610,000 in cash otherwise distributable to the Senior Lenders under the Reorganization Plan. If a Trade Creditor elected to receive cash instead of shares of New Common Stock, the shares of New Common Stock such Trade Creditor

                         Wherehouse Entertainment, Inc.

1. REORGANIZATION UNDER CHAPTER 11 (CONTINUED)

would have received had it not exercised the Exchange Option were distributed to the Senior Lenders. Substantially all of the Trade Creditors elected to exercise the Exchange Option and, as a result, the Company estimates that once all claims are resolved, $11,302,000 in cash will have been distributed to the Trade Creditors. Approximately $41,900,000 of the claims of Trade Creditors who exercised the Exchange Option were cancelled in consideration for the cash distributable in respect of such claims. Most of the Company's vendors, including its six major distributors of pre-recorded music, elected to exercise the Exchange Option and have agreed to provide normal trade credit terms to the Company.

Under the Reorganization Plan, the Senior Subordinated Noteholders receive $2,350,000 of cash from New Wherehouse (plus $1,550,000 of cash from a third party) and three tranches of warrants to purchase shares of New Common Stock (the Warrants). The Tranche A Warrants represent the right to purchase 576,000 shares of New Common Stock at an exercise price of $2.38 per share and have a five-year maturity. The Tranche B Warrants represent the right to purchase 100,000 shares of New Common Stock at an exercise price of $9.00 per share and have a seven-year maturity. The Tranche C Warrants represent the right to purchase 100,000 shares of New Common Stock at an exercise price of $11.00 per share and have a seven-year maturity. The Warrants have been issued and are being distributed by the indenture trustee for the Senior Subordinated Notes upon the return of letters of transmittal from such Senior Subordinated Noteholders. Under the Reorganization Plan, $117,190,000 of allowed senior subordinated note claims were cancelled in consideration of the cash and Warrants being distributed to the Senior Subordinated Noteholders as described in this paragraph.

The Convertible Debentureholders will receive no distribution under the Reorganization Plan. Approximately $5,344,000 of outstanding 6 3/4% Convertible Subordinated Debentures were cancelled.

Many of the claims of the General Unsecured Creditors have not yet been adjudicated and allowed by the Bankruptcy Court. Under the Reorganization Plan, any claims of the General Unsecured Creditors (including claims of Trade Creditors who did not elect the Exchange Option) that become allowed by the Bankruptcy Court will receive approximately 31.92 shares of New Common Stock per $1,000 in such allowed claims. Wherehouse estimates that approximately 663,000 shares of New Common Stock will be issued to General Unsecured Creditors (including Trade Creditors who did not elect the Exchange Option).

                         Wherehouse Entertainment, Inc.

1. REORGANIZATION UNDER CHAPTER 11 (CONTINUED)

Several state and local taxing authorities received on account of their claims, promissory notes due generally six years after the tax assessment date, in the approximate aggregate principal amount of $4.0 million.

The Reorganization Plan also provides that post-petition claims are to be paid in full. The Confirmation Order established procedures for the resolution of disputed post-petition claims and presently there are a number of disputes before the Bankruptcy Court concerning such post-petition claims.

2. BASIS OF PRESENTATION

COMPANY OPERATIONS

Wherehouse is a retailer of prerecorded music, videocassette rentals and other entertainment-oriented products. At January 31, 1997, the Company operated 243 stores in seven states. Approximately 89% of the Company's stores are concentrated in eight major marketing areas (Los Angeles, San Francisco, San Diego, Sacramento, Fresno, Seattle, Phoenix and Las Vegas) and approximately 83% of the stores are located in California.

Prior to the Reorganization, WEI held all of the capital stock of Old Wherehouse. WEI was owned by affiliates of Merrill Lynch Capital Partners, Inc.
(MLCP) and certain members of management.

Pursuant to the Reorganization, the Company operates as a single Delaware corporation.

For financial reporting purposes, the effective date of the Reorganization was assumed to be January 31, 1997, the last day of the Company's fiscal year.

The Company has implemented the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 on Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7). This results in the use of fresh start reporting, since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities are restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated

                            Wherehouse Entertainment, Inc.

2. BASIS OF PRESENTATION (CONTINUED)

and its capital structure was recast in conformity with the Plan. As such, the accompanying Company balance sheet as of January 31, 1997, represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit.

The reorganization value of $83,643,000 was determined by the Company with the assistance of its financial advisors. The net present value approach was used in the determination of the reorganization value. The significant factors used were: (a) the projected discounted cash flows of the company through fiscal year 2001 and (b) the terminal equity value at the end of fiscal 2001 discounted to the present.

The effect of the consummation of the Plan, including the gain on extinguishment of pre-petition debt of $173,765,000 and adjustments to record assets at their estimated fair values, has been reflected in the accompanying balance sheet as of January 31, 1997, as follows:

                                         OLD             (1)           (2)            (3)            NEW
                                     WHEREHOUSE                                                   WHEREHOUSE
                                    -------------                                               -------------
                                      PRE-FRESH                                                     FRESH
                                    START BALANCE                                               START BALANCE
                                        SHEET       CANCELLATION                  FRESH START      SHEET
                                     JANUARY 31          OF            DEBT        FAIR VALUE     JANUARY 31
                                         1997           STOCK        DISCHARGE     ADJUSTMENT         1997
                                     -------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                              $   6,178,000  $           -   $          -  $           -  $   6,178,000
  Receivables                           1,932,000              -              -              -      1,932,000
  Prepaid inventory deposits            4,486,000              -              -              -      4,486,000
  Merchandise inventory                77,321,000              -              -     (1,521,000)    75,800,000
  Other current assets                  2,259,000              -              -              -      2,259,000
  Rental inventory                     13,650,000              -              -     (3,964,000)     9,686,000
                                     -------------------------------------------------------------------------
Total current assets                  105,826,000              -              -     (5,485,000)   100,341,000

Equipment and improvements, at cost    54,634,000              -              -    (33,297,000)    21,337,000

Accumulated depreciation and
  amortization                        (31,195,000)             -              -     31,195,000              -
                                     -------------------------------------------------------------------------
                                       23,439,000              -              -     (2,102,000)    21,337,000
Reorganization value in excess of
  amounts allocable to identifiable
  assets                                        -    (95,671,000)             -    105,395,000      9,724,000

Other assets                              340,000              -              -              -        340,000
                                     -------------------------------------------------------------------------
Total assets                        $ 129,605,000  $ (95,671,000)  $          -  $  97,808,000  $ 131,742,000
                                     -------------------------------------------------------------------------
                                     -------------------------------------------------------------------------


                            Wherehouse Entertainment, Inc.

                                                        OLD             (A)            (B)            (C)           NEW
                                                    WHEREHOUSE                                                   WHEREHOUSE
                                                   -------------                                               -------------
                                                     PRE-FRESH                                                     FRESH
                                                   START BALANCE                                               START BALANCE
                                                       SHEET       CANCELLATION                   FRESH START      SHEET
                                                    JANUARY 31          OF            DEBT        FAIR VALUE     JANUARY 31
                                                        1997           STOCK        DISCHARGE     ADJUSTMENT         1997
                                                    -------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
 Accounts payable and bank overdraft               $  13,034,000  $           -   $          -  $           -  $  13,034,000
 Sales taxes payable                                   2,192,000              -              -              -      2,192,000
 Other accrued expenses                               10,461,000              -              -              -     10,461,000
 Current portion of capital lease
  obligations and long-term debt,
  secured                                                729,000              -              -              -        729,000
 Reorganization liabilities                           (3,769,000)             -     18,250,000              -     14,481,000
                                                    -------------------------------------------------------------------------
Total current liabilities                             22,647,000              -     18,250,000              -     40,897,000

Notes payable                                                  -              -      3,980,000              -      3,980,000
Capital lease obligations and long-term
  debt, secured                                          722,000              -              -              -        722,000

Other long-term liabilities                           11,160,000              -              -     (9,160,000)     2,000,000

Liabilities subject to compromise                    279,138,000              -   (279,138,000)             -              -

Deferred income taxes                                  1,270,000              -              -     (1,270,000)             -

Commitments and contingencies

Shareholders' equity (deficit):
 New common stock, $.01 par value                         11,000              -         92,000              -        103,000
 Old common stock, $.01 par value                              -              -              -              -              -
 Additional paid-in capital                          102,000,000    (95,671,000)    83,051,000              -     89,380,000
 Accumulated deficit                                (282,003,000)             -    173,765,000    108,238,000              -
 Notes receivable                                     (5,340,000)             -              -              -     (5,340,000)
                                                    -------------------------------------------------------------------------
Total shareholders' equity (deficit)                (185,332,000)   (95,671,000)   256,908,000    108,238,000     84,143,000
                                                    -------------------------------------------------------------------------
Total liabilities and shareholders' equity
 (deficit)                                         $ 129,605,000  $ (95,671,000)  $          -  $  97,808,000  $ 131,742,000
                                                    -------------------------------------------------------------------------
                                                    -------------------------------------------------------------------------


                            Wherehouse Entertainment, Inc.

(1) Issuance of New Common Stock and warrants and cancellation of Old Common Stock.

(2) Exchange of pre-petition debt for New Common Stock and related gain on debt extinguishment.

(3) Record assets and liabilities at their fair value pursuant to the reorganization value of the Company and eliminate retained deficit.

The fresh start balance sheet at January 31, 1997, includes estimated liabilities for the settlement of certain prepetition claims including payments to landlords for leases rejected during the reorganization proceedings for which the amount payable by the Company had not yet been determined and allowed by the bankruptcy court. Differences between the amounts recorded by the Company at January 31, 1997, and amounts ultimately paid will be included in income or loss from continuing operations of the Company when resolved.

In addition to the 10,257,808 shares of New Common Stock issued and outstanding, 917,515 shares are issuable under the Reorganization Plan but had not been issued as of January 31, 1997. Such shares may be issued to certain General Unsecured Creditors provided the full amount of their claims become allowed by the Bankruptcy Court. Should an amount less than the full claim become allowed, a portion of the New Common Shares will be issued to the Senior Leaders (see
Note 1).

3. SIGNIFICANT ACCOUNTING POLICIES

INVENTORY

Inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory consists primarily of resaleable prerecorded music, videocassettes, video games and other products.

RENTAL INVENTORY

New Wherehouse amortizes video rental inventory using the straight-line method over a three-month period with a $3 salvage value. At January 31, 1997, the fair value of rental inventory has been classified as a current asset as substantially all revenue and cash flow from rental on hand is expected to be derived within a one-year period.

                            Wherehouse Entertainment, Inc.

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prior to the Reorganization, rental inventory was amortized over a period of two years for video games and three years for videocassettes.

The Company sells rental cassettes and games in excess of ongoing needs after the initial rental period at prices which are often less than net book value. The sell-through of such rental inventory in the year purchased results in additional amortization, which is included in the cost of rentals. Although rental inventory generated a portion of Old Wherehouse's current revenue and cash flow, the rental inventory was classified as a noncurrent asset because not all inventory was expected to be realized as cash or sold in the normal business cycle.

DEPRECIATION AND AMORTIZATION

In accordance with fresh start reporting, the pre-effective date accumulated depreciation and amortization of $31,195,000 has been eliminated, and a new depreciation and amortization base has been established equal to the appraised value of the existing fixed assets, which reflects their fair market value. Depreciation and amortization of equipment and leasehold improvements is computed on the straight-line method over the following periods:

                                                                   Years
                                                                ----------

    Leasehold improvements                                        2 - 10*
    Data processing equipment and software                           5
    Store and office fixtures and equipment                       5 - 10
    Buildings and improvements                                    5 - 30

    *Amortization over related lease periods

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

Reorganization value in excess of amounts allocable to identifiable assets resulting from the Reorganization will be amortized using the straight-line method over 10 years.

                            Wherehouse Entertainment, Inc.

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF LONG-LIVED ASSETS

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the year ended January 31, 1995. Accordingly, the Company records impairment losses on long-lived assets used in operations, and the related goodwill, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Management identified significant adverse changes in the Company's business climate late in the fourth quarter of the year ended January 31, 1995, that persisted subsequent to year end. These changes were largely due to increasing competition in the Company's marketplace, which led to operating results and forecasted future results that were less than previously planned. These factors led to the conclusion that there was a potential impairment in the recorded value of goodwill and fixed assets. Accordingly, management reviewed the recoverability of the carrying value of long-lived assets, primarily goodwill and fixed assets, based upon a 20-year cash flow analysis. While goodwill was being amortized on a straight-line basis over 40 years, management's estimate of undiscounted cash flows over the reduced life amounted to less than the recorded value of goodwill, indicating impairment of the goodwill under the provisions of Statement No. 121. Management's estimate, however, indicated that the carrying value of fixed assets at January 31, 1995, was recoverable over their remaining useful lives.

An impairment loss of $139,493,000 is included in the accompanying 1995 statement of operations, representing the difference between the estimated discounted cash flows (at 11.5% per year) and the recorded value of goodwill. The discount rate of 11.5% represents the Company's weighted average interest rate in effect on the revolving line of credit, variable rate term note, and the 13% senior subordinated notes at January 31, 1995.

                            Wherehouse Entertainment, Inc.

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF LONG-LIVED ASSETS (CONTINUED)

As a result of the Company's financial performance and the Chapter 11 proceedings, the Company closed 63 locations during 1997, and 53 locations during 1996. In addition, during fiscal 1996, the Company evaluated the ongoing value of its equipment and improvements on a store-by-store basis. Based on this evaluation, the Company determined that store equipment and improvements with a carrying amount of $1,843,000 were impaired and wrote them down by $1,476,000 to their fair value. Fair value was based on estimated future cash flows to be generated by the individual stores, discounted at a market rate of interest.

ADVERTISING COSTS

The Company expenses nonreimbursable advertising costs as costs are incurred. The amount charged to advertising expense during the years ended January 31, 1997, 1996, and 1995, was $5,282,000, $5,596,000, and $5,704,000, respectively.

PRE-OPENING COSTS

Expenditures associated with opening new stores are charged to expense as incurred.

EARNINGS PER SHARE

Earnings per share for Old Wherehouse have been omitted since it was a wholly owned subsidiary of WEI.

REORGANIZATION ITEMS

Reorganization items include: (a) professional fees relating to legal, accounting and consulting services provided in connection with the Chapter 11 proceedings, (b) costs and expenses associated with the closing of locations, including an estimated accrual for the expected allowed claims related to rejected executory contracts, and estimated losses from the liquidation of inventory from closed stores, (c) the write off of unamortized financing costs and debt discount in order to record debt subject to the Chapter 11 proceedings at par value, (d) employee severance costs and an estimated accrual for contractual obligations under employee change of control agreements and (e) United States trustee fees and other costs of the Chapter 11 proceedings.

                            Wherehouse Entertainment, Inc.

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees," and intends to continue to do so.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures made. The effect on the Company of the adoption of the provisions for pro forma disclosure requirements of SFAS 123 was not material at January 31, 1997.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities and are measured at the enacted tax rates that will be in effect when these differences reverse.

4. REVOLVING CREDIT FACILITY

Pursuant to the Reorganization Plan, the Company entered into a loan and security agreement with Congress Financial Corporation (Western) (the Congress Facility), which provides a borrowing capacity of up to $30,000,000 with a letter of credit subfacility of $10,000,000, subject to borrowing base limitations based upon, among other things, the value of certain eligible merchandise inventory. As of January 31, 1997, there were no borrowings outstanding under the Congress Facility, although $400,000 of letters of credit were outstanding.

                            Wherehouse Entertainment, Inc.

4. REVOLVING CREDIT FACILITY (CONTINUED)

The Congress Facility is available through January 31, 2000. Borrowings bear interest at the prime rate or the Eurodollar rate plus 2.50 percentage points at the option of the Company.

In connection with the closing of the Congress Facility, the Company incurred a closing fee in the amount of $150,000 payable $75,000 upon closing and $75,000 on January 31, 1998.

The Congress Facility is secured by cash, credit card receivables, general intangible assets, and inventory and requires that the Company maintain net worth (as defined) of not less than $60 million dollars and subjects the Company to other operating and compliance covenants.

5. STOCKHOLDERS' EQUITY

Pursuant to the Management Agreement (see Note 11) and a Stock Subscription Agreement dated as of January 31, 1997 (the Stock Subscription Agreement), New Wherehouse agreed to sell, and Investment Associates an affiliate of Alvarez and Marsal, Inc. (A&M) agreed to buy at a purchase price of $6,340,000 ($1,000,000 in cash from Investment Associates' funds, plus a secured recourse promissory note in the principal amount of $335,000 and a secured non-recourse promissory note in the amount of $5,005,000 (collectively, the Promissory Notes), 1,100,000 shares of the New Common Stock (the A&M Shares) (subject to adjustment upward or downward to represent 10% of the sum of (i) the shares of New Common Stock ultimately issued under the Reorganization Plan plus (ii) the number of shares of New Common Stock issued to Investment Associates). The Promissory Notes bear interest at 7% per annum during the first four years and 11% per annum during the fifth through seventh years, mature on January 31, 2004, and have no scheduled amortization until their maturity date. The Promissory Notes are secured by a first priority pledge of the A&M Shares pursuant to a Pledge Agreement dated as of January 31, 1997.

In addition, New Wherehouse and Investment Associates entered into a Non-Transferrable Stock Option Agreement dated as of January 31, 1997 (the Stock Option Agreement), pursuant to which New Wherehouse issued to Investment Associates three tranches of options to purchase shares of New Common Stock (the A&M Options; and, together with the A&M Shares, the A&M Securities) representing in the aggregate the right to purchase an additional 10% of the shares of New Common Stock and the shares subject to

                         Wherehouse Entertainment, Inc.

5.   STOCKHOLDERS' EQUITY (CONTINUED)

warrants issued under the Reorganization Plan. The first tranche of options represents the right to purchase 331,127 shares of New Common Stock at an exercise price of $9.56. The second tranche of options represents the right to purchase 331,127 shares of New Common Stock at an exercise price of $11.58. The third tranche of options represents the right to purchase 331,126 shares of New Common Stock at an exercise price of $14.10. The A&M Options vest monthly in equal installments through October 31, 1998, and all unexercised A&M Options expire on January 31, 2003, subject to prior vesting or termination as set forth in the Management Services Agreement. The A&M Options are subject to upward adjustment on a quarterly basis as additional shares of New Common Stock are issued and are entitled to certain other anti-dilution provisions as set forth in the Stock Option Agreement.

New Wherehouse also granted certain registration rights to Investment Associates with respect to the A&M Securities pursuant to a Registration Rights Agreement dated as of January 31, 1997 (the A&M Registration Rights Agreement). Under the A&M Registration Rights Agreement, Investment Associates has the right to make one demand registration and two piggy-back registrations in respect of the A&M Securities.

New Wherehouse also granted certain registration rights to the Senior Lenders as of the Plan Effective Date with respect to the New Common Stock acquired by such Senior Lenders, pursuant to a Registration rights Agreement dated as of January 31, 1997 (the Senior Lenders Registration Rights Agreement). Under the Senior Lenders Registration Rights Agreement, the holders of a requisite number of shares acquired by the Senior Lenders have the right to make two demand registrations and to participate in two piggy-back registrations in respect of the such shares of New Common Stock.

                         Wherehouse Entertainment, Inc.

6.   LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise at January 31, 1996, include the following:

     13% senior subordinated notes                           $  110,000,000
     Variable rate term note and revolving line of credit        92,170,000
     Accrued interest                                             8,507,000
     Lease rejection claims                                       6,000,000
     Convertible subordinated debentures                          5,344,000
     Trade and other miscellaneous claims                        56,836,000
                                                             --------------
                                                             $  278,857,000
                                                             --------------
                                                             --------------

Liabilities subject to compromise under the Chapter 11 proceedings include substantially all current and long-term debt and trade and other payables as of the petition date.

As a result of the Chapter 11 proceedings, the unpaid principal of, and interest on, all of the indebtedness of the Company as of the petition date became immediately due and payable in accordance with the terms of the instruments governing such indebtedness.

While the Chapter 11 proceedings were pending, however, the Company was prohibited from making any payments of obligations owing as of the petition date, except as permitted by the Bankruptcy Court and contractual terms of debt obligations have been suspended subject to settlement.

During the Chapter 11 proceeding the Company obtained a debtor-in-possession financing arrangement with a financial institution whereby a $30,000,000 revolving credit facility (DIP facility), which includes a letter of credit subfacility of $10,000,000, was available to fund working capital, issue letters of credit and make certain other payments during the Chapter 11 proceedings. Borrowings under the DIP facility bore interest, at the Company's option, at either: (a) the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 1/2%) plus 1% (9.5% at January 31, 1996); or
(b) the Eurodollar Rate (defined as the rate to first-class banks for dollar deposits in the Eurodollar Market) plus 2.75% (8.125% at January 31, 1996). The Company had no outstanding borrowings against the DIP facility at January 31, 1996. At January 31, 1996, the Company had $400,000 of letters of credit outstanding.

For the disposition of liabilities subject to compromise see Note 1.

                         Wherehouse Entertainment, Inc.

7.   OTHER ACCRUED EXPENSES

Other accrued expenses consists of the following:

                                               NEW            OLD
                                            WHEREHOUSE     WHEREHOUSE
                                           ---------------------------
                                               1997           1996
                                           ---------------------------

     Gift certificate liability            $  4,249,000   $  5,138,000
     Payroll and related costs                3,414,000      4,799,000
     Store closing costs                        621,000      1,780,000
     Other                                    2,177,000      6,892,000
                                           ---------------------------
                                           $ 10,461,000   $ 18,609,000
                                           ---------------------------
                                           ---------------------------


8.   INCOME TAXES

As a result of the Acquisition by New Wherehouse of substantially all of the assets of Old Wherehouse, a new tax basis equivalent to the fair value of net assets acquired was established. The net operating loss carryovers and other deferred tax assets were used by Old Wherehouse to offset a portion of the gain on the extinguishment of debt. Under the provisions of the Internal Revenue Code, no provision for income taxes was recorded on the remaining gain on the extinguishment of debt.

No deferred tax assets or liabilities were recorded by New Wherehouse at January 31, 1997.

The provision for income taxes includes:

                                                 PREDECESSOR
                                ---------------------------------------------
                                            YEAR ENDED JANUARY 31
                                     1997            1996            1995
                                ---------------------------------------------
     Current:
       Federal                  $           -   $           -    $ (1,500,000)
       State                                -          17,000               -
                                ---------------------------------------------
                                            -          17,000      (1,500,000)
     Deferred:
       Federal                              -     (14,187,000)     (5,057,000)
       State                                -      (2,695,000)     (2,249,000)
       Valuation allowance                  -      16,882,000      21,813,000
                                ---------------------------------------------
                                            -               -      14,507,000
                                ---------------------------------------------
                                $           -   $      17,000   $  13,007,000
                                ---------------------------------------------
                                ---------------------------------------------

                         Wherehouse Entertainment, Inc.

8.   INCOME TAXES (CONTINUED)

A reconciliation of the difference between the federal statutory rate and the effective tax rate is summarized as follows:

                                                          OLD WHEREHOUSE
                                                  ------------------------------
                                                       YEAR ENDED JANUARY 31
                                                    1997       1996       1995
                                                  ------------------------------
     Statutory tax rate                             34.0%     (34.0)%    (34.0)%
     Permanent tax differences for
       deductions (primarily amortization
       of excess of cost over fair value of
       net assets acquired)                          -          -         30.5
     Job tax credits                                 -          -         (2.1)
     State taxes, net of federal benefit             -          -         (1.0)
     Valuation allowance and other                 (34.0)      34.0       15.3
                                                  ------------------------------
                                                     -   %      -  %       8.7%
                                                  ------------------------------
                                                  ------------------------------

The components of net deferred income taxes at 1996 are as follows:

     Net current deferred income tax assets (liabilities):
       Merchandise inventory                                      $  3,596,000
       Vacation liability                                              894,000
       Other accrued liabilities                                       115,000
       Prepaid expenses                                               (143,000)
                                                                  ------------
                                                                     4,462,000
     Net long-term deferred income tax assets (liabilities):
       Video rental inventory                                        1,312,000
       Equipment and improvements                                    3,251,000
       Store closure liability                                         717,000
       Average rent liability                                        3,810,000
       Federal/state operating loss carryovers                      11,651,000
       Federal/state credit carryovers                               8,588,000

                         Wherehouse Entertainment, Inc.

8.   INCOME TAXES (CONTINUED)

       Deferred compensation                                      $    564,000
       Other accrued liabilities                                    (4,147,000)
       Capital leases                                                  469,000
       Goodwill                                                      3,243,000
       Loan fees                                                     2,708,000
       Rejected executory contracts                                  2,408,000
                                                                  ------------
                                                                    34,574,000
                                                                  ------------
                                                                    39,036,000
       Valuation allowance for deferred tax assets                 (42,306,000)
                                                                  ------------
     Net deferred income tax liability                            $ (3,270,000)
                                                                  ------------
                                                                  ------------

During the year ended January 31, 1996, the valuation allowance for deferred tax assets increased by $16,882,000 from $25,424,000 at January 31, 1995 to $42,306,000 at January 31, 1996.

The Company is currently undergoing an audit by the State of California for the years ended January 31, 1992, 1993 and 1994. Management believes that it has made adequate provision in the accompanying financial statements for these audits. In connection with the Chapter 11 case, the Company agreed to pay certain priority tax claims, including amounts payable to the state of California, and other state taxing authorities, six years from the assessment date of the tax claim. At January 31, 1997, these amounts are reflected in the balance sheet of New Wherehouse as non-current notes payable.

9.   COMMITMENTS

LEASES

The Company leases substantially all of its data processing equipment, retail stores and other facilities. The capital and operating lease agreements expire on various dates through 2013 with renewal options for certain leases. Certain leases provide for payment of real estate taxes and additional rents based on a percentage of sales. During the Chapter 11 case, the Company renegotiated the terms of numerous leases and in certain cases has the right to terminate leases prior to the original lease expiration date.

                         Wherehouse Entertainment, Inc.

9.   COMMITMENTS (CONTINUED)

LEASES (CONTINUED)

Future minimum annual lease payments under capital and operating leases at January 31, 1997, including the modifications resulting from the Chapter 11 proceedings, are payable as follows:

                                                      CAPITAL       OPERATING
                                                      LEASES         LEASES
                                                     --------------------------
     1998                                            $ 556,000    $  23,701,000
     1999                                               58,000       21,296,000
     2000                                                    -       18,088,000
     2001                                                    -       16,149,000
     2002                                                    -       13,990,000
     Thereafter                                              -       38,094,000
                                                     --------------------------
     Total future minimum lease payments               614,000    $ 131,318,000
                                                                  -------------
                                                                  -------------
     Less amounts representing interest                 23,000
                                                     ---------
     Present value of future minimum lease payments    591,000
     Less current portion                              536,000
                                                     ---------
     Long-term obligations under capital leases      $  55,000
                                                     ---------
                                                     ---------

Rental expense charged to operations was approximately $33,159,000 in fiscal 1997, $38,892,000 in fiscal 1996, and $43,331,000 in fiscal 1995. In addition, real estate taxes and additional rents based on percentage of sales were approximately $2,434,000 in fiscal 1997, $2,871,000 in fiscal 1996, and $3,158,000 in fiscal 1995.

Included in equipment and improvements are assets held under capital leases with an original cost to the Company of $2,993,000 and $4,067,000 at January 31, 1997 and 1996. Capital lease obligations are assumed to be fully secured by the value of the related equipment and improvements.

In connection with the Reorganization, the Company converted an equipment lease, previously accounted for as a capital lease, to a note payable, with monthly installments of $12,750 through September 1999.

                         Wherehouse Entertainment, Inc.

9.   COMMITMENTS (CONTINUED)

MANAGEMENT CONSULTING AGREEMENTS

As part of the re-engineering project begun in June 1993, the Company entered into a management consulting agreement with a company whose chairman provided services first by leading the re-engineering project and then as chairman of the board and chief executive officer of the Company. The agreement was terminated on July 2, 1996. In connection with the termination, the Company paid $562,000. The Company then entered into a new employment agreement which was terminated January 31, 1997. Additional payments in connection with the employment agreements during the fiscal year ended January 31, 1997, aggregated $437,000. Amounts paid under the initial agreement were $496,000 and $375,000 during fiscal 1996 and 1995, respectively.

10.  CONTINGENCIES

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position or results of operations of the Company.

11.  EMPLOYEE BENEFITS

EXECUTIVE OFFICERS' RETIREMENT PLAN: The Company provides life insurance for the executive officers of the Company, with face values of such policies ranging from $250,000 to $500,000. Upon retirement at the normal retirement age of 65, covered executives are entitled to receive annual payments equal to 10% of the face amount of their life insurance policies for each of the 15 years following retirement. The Company recognized expense of $25,000 in 1997, $60,000 in 1996, and $27,000 in fiscal 1995, under this plan.

EMPLOYEES' SAVINGS RETIREMENT PLAN: In March 1992, the Company established a tax qualified 401(k) Savings Retirement Plan (401(k) Plan). All employees who have completed one year of service and at least 1,000 hours of service in that year with the Company are eligible to join the 401(k) Plan on the first day of each calendar quarter. All eligible employees may contribute from 1% to 10% of their annual compensation on a pre-tax basis. The Company makes a matching contribution in an amount equal to 50% of the employees' contributions of 1% to 3% of their annual compensation and 25% of the employees' contributions of 4% to 5% of their annual compensation. Matching

                         Wherehouse Entertainment, Inc.

11.  EMPLOYEE BENEFITS (CONTINUED)

contributions made by the Company vest 25% per year beginning with the employee's second year of employment. The Company recognized expense of $257,000 in 1997, $305,000 in 1996, and $381,000 in 1995 for matching costs and administrative costs under the 401(k) Plan.

SEVERANCE AGREEMENTS: In order to retain certain key management employees prior to and during the Chapter 11 proceedings, the Company has established severance agreements with such employees. These agreements would take effect in the event of a change in control of the Company (as defined), which would result in such employees' termination of employment or in a significant reduction in such employees' responsibilities. If such an event occurred, the Company would be liable for payments of up to $1,900,000 (at January 31, 1997) under the various severance agreements. In addition, the salary of the chairman of the board and chief executive officer of Old Wherehouse had been guaranteed through October 1, 1997. In accordance with the terms of the above agreements, the Company paid $350,000 to one of its officers subsequent to January 31, 1997.

EMPLOYMENT AGREEMENTS

In connection with the Reorganization plan, the Company entered into a Management Services Agreement dated as of January 31, 1997, with A&M, Antonio C. Alvarez II, the Support Employees described therein, Investment Associates and Cerberus Partners, L.P. (the Management Agreement). Under the Management Agreement Mr. Alvarez serves as chairman of the board and chief executive officer of New Wherehouse with A&M receiving $600,000 annually as compensation for Mr. Alvarez' services. The Management Agreement expires on October 14, 1998.

Prior to the Plan Effective Date, Mr. Alvarez served as a consultant to the Senior Lenders pursuant to a letter agreement dated as of October 14, 1996, between A&M, Mr. Alvarez and the Senior Lenders (the Interim Agreement). Pursuant to the Interim Agreement, the Senior Lenders agreed to pay A&M a consulting fee of $50,000 per month plus the hourly fees of those employees of A&M providing assistance to Mr. Alvarez in the performance of his consulting responsibilities. The Senior Lenders paid $389,000 to A&M pursuant to the Interim Agreement prior to January 31, 1997. Under the Management Agreement, New Wherehouse agreed to reimburse, and has reimbursed, the Senior Lenders for the amounts paid by the Senior Lenders to A&M pursuant to the Interim Agreement.

                         Wherehouse Entertainment, Inc.

11.  EMPLOYEE BENEFITS (CONTINUED)

The Management Agreement provides that a payment of $1,500,000 will be made to A&M, the options to purchase New Common Stock held by Investment Associates will immediately vest and Investment Associates will have the right to require New Wherehouse to purchase the shares of New Common Stock and options to acquire New Common Stock owned by Investment Associates in the event that Mr. Alvarez is terminated other than for cause (as defined in the Management Agreement) or there is a change-in-control (as defined in the Management Agreement) to which A&M has not, through Mr. Alvarez, consented. The $1,500,000 payment referred to above will be payable by Cerberus if a change-in-control results solely from the sale by Cerberus of more than 50% of the shares of New Common Stock owned by Cerberus immediately prior to the sale. For any other change-in-control, the $1,500,000 payment is to be made by New Wherehouse. The price to be paid by New Wherehouse in purchasing the shares of New Common Stock and options to acquire New Common Stock owned by Investment Associates will depend on the fair market value (as defined in the Management Agreement) of the New Common Stock at the time of purchase. Any payments made to Investment Associates in purchasing the shares of New Common Stock and options to acquire New Common Stock from Investment Associates are required to be applied to reduce the outstanding amounts under the Promissory Notes.

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information (unaudited) is as follows (in thousands):

                              NET REVENUE     GROSS PROFIT     NET INCOME (LOSS)
                              --------------------------------------------------
1997 - QUARTER ENDED
     April 30                  $  87,490        $  35,472         $  (2,266)
     July 31                      87,670           31,833            (8,010)
     October 31                   78,144           28,723            (7,456)
     January 31*                 112,200           40,512           161,452
1996 - QUARTER ENDED
     April 30                 $  103,976        $  43,106         $  (7,438)
     July 31                     105,036           41,076           (10,151)
     October 31                   93,100           34,823           (12,048)
     January 31                  131,081           43,792           (14,201)
1995 - QUARTER ENDED
     April 30                 $  113,863        $  46,505         $  (5,648)
     July 31                     114,324           47,904            (3,729)
     October 31                  112,651           45,919            (6,052)
     January 31                  158,787           61,708          (146,816)

*Net loss includes an extraordinary gain of $173,765, resulting from the extinguishment of debt in connection with the Reorganization.

                       Wherehouse Entertainment, Inc.

              Schedule II -- Valuation and Qualifying Accounts

                                                     Additions
                                     Balance at      Charged to
                                     Beginning        Costs and                        Balance at
   Description                        of Year         Expenses    Deductions(1)(2)    End of Year
-------------------------------------------------------------------------------------------------

Accumulated amortization deducted
 from video rental inventory:
   Company:
     Year ended January 31, 1997      $38,906,000     $23,535,000   $62,441,000          $         -

     Year ended January 31, 1996       40,984,000      24,213,000    26,291,000           38,906,000

     Year ended January 31  1995       38,966,000      26,831,000    24,813,000           40,984,000


----------------

(1) Accumulated amortization on dispositon of video rental tapes.
(2) The deduction in 1997 resulted from the elimination of the accumulated amortization in conjunction with Fresh Start accounting adjustments.