Form 10-Q
period 1997-04-30
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 1997-06-23
CIK 1031754

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

/x/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the quarter period ended April 30, 1997

/  /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


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

          Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /   /    No  / x /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  / x /    No  /   /

    As of April 30, 1997, 10,257,808 shares of the registrant's common stock were issued and outstanding and 902,744 additional shares are expected to be issued pursuant to the bankruptcy plan of reorganization discussed in Item 1 below.

                                        INDEX

                            WHEREHOUSE ENTERTAINMENT, INC.

                                                                            PAGE

FORWARD LOOKING STATEMENTS                                                  3

Part I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Condensed Balance Sheets - April 30, 1997
              (Unaudited) and January 31, 1997                              4

              Condensed Statements of Operations -
              Three Months Ended April 30, 1997 (New Wherehouse)
              and 1996 (Old Wherehouse) (Unaudited)                         5

              Condensed Statements of Cash Flows -
              Three Months Ended April 30, 1997 (New Wherehouse)
              and 1996 (Old Wherehouse) (Unaudited)                         6

              Notes to Condensed Financial Statements                       7

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operation                  9


Part II. OTHER INFORMATION

    Item 1.   Legal Proceedings                                             13

    Item 2.   Changes in Securities                                         13

    Item 3.   Defaults Upon Senior Securities                               13

    Item 4.   Submission of Matters to a Vote of Security Holders           14

    Item 5.   Other Information                                             14

    Item 6.   Exhibits and Reports on Form 8-K                              14


SIGNATURES                                                                  15

                              FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Sections of this Report containing such forward-looking statements include "Management's Discussion and Analysis of Financial Condition and Results of Operation," under Item 2 of Part I below. Statements in this Report which address activities, events or developments that the registrant expects or anticipates will or may occur in the future, including such things as the future issuance of shares, future capital expenditures (including the amount and nature thereof), expansion and other developments and technological trends of industry segments in which the registrant is active, business strategies, growth of the registrant's and its competitors' business and operations and other such matters are forward-looking statements. Although the registrant believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the registrant.

    The registrant's operations are subject to factors outside its control.
Any one, or a combination, of these factors could materially affect the results of the registrant's operations. These factors include: (a) changes in levels of competition from current competitors and potential new competition from both retail stores and alternative methods or channels of distribution such as electronic and telephone shopping services and mail order; (b) loss of a significant vendor or prolonged disruption of product supply; (c) the presence or absence of popular new releases and products in the product categories the registrant represents; (d) changes in levels of consumer spending, especially during seasonally significant periods; (e) changes in the Federal and state income tax rules and regulations or interpretations of existing legislation; (f) changes in the general economic conditions in the United States, and in particular the eight major markets served by the registrant, including, but not limited to consumer sentiment about the economy in general; (g) changes in availability or terms of working capital financing from vendors and lending institutions; (h) adverse results in significant litigation matters; and (i) the ability to attract and retain key personnel. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the registrant. Forward-looking statements made by or on behalf of the registrant are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those anticipated results described in those forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the registrant will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the registrant or its business or operations.

                                        PART I

                                FINANCIAL INFORMATION

                            WHEREHOUSE ENTERTAINMENT, INC.

                               CONDENSED BALANCE SHEETS




                                                                 April 30                 January 31
                                                                   1997                      1997
                                                             --------------           --------------
                                                                (Unaudited)
Current Assets
    Cash                                                    $   18,492,000           $    6,178,000
    Receivables                                                  1,222,000                1,932,000
    Prepaid inventory deposits                                     294,000                4,486,000
    Merchandise inventory                                       72,527,000               75,800,000
    Other current assets                                         1,659,000                2,259,000
    Rental Inventory, net (Note 5)                               8,015,000                9,686,000
                                                             --------------           --------------

         Total current assets                                  102,209,000              100,341,000

Equipment and improvements, net                                 19,377,000               21,337,000
Reorganization value in excess of amounts allocable to
  identifiable assets, net                                       9,481,000                9,724,000
Other assets                                                       330,000                  340,000
                                                             --------------           --------------

         Total assets                                       $  131,397,000           $  131,742,000
                                                             --------------           --------------
                                                             --------------           --------------

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                       39,855,000               40,168,000
    Current maturities of capital lease obligations
      and long-term debt                                           530,000                  729,000
                                                             --------------           --------------

         Total current liabilities                          $   40,385,000           $   40,897,000
                                                             --------------           --------------

    Capital leases obligations and long-term debt                  707,000                  722,000
    Notes payable                                                3,980,000                3,980,000
    Other long-term liabilities                                  3,105,000                2,000,000

Shareholders' equity
    Common stocks, $.01 par value, 24,000,000
      authorized, 10,257,808 issued and outstanding                103,000                  103,000
    Additional paid-in capital                                  89,380,000               89,380,000
    Accumulated deficit                                           (830,000)                       0
    Notes Receivable                                            (5,433,000)              (5,340,000)
                                                             --------------           --------------

         Total shareholders' equity                             83,220,000               84,143,000
                                                             --------------           --------------

Total liabilities and shareholders' equity                  $  131,397,000           $  131,742,000
                                                             --------------           --------------
                                                             --------------           --------------



               See accompanying notes to Condensed Financial Statements

                            WHEREHOUSE ENTERTAINMENT, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                            New                 Old
                                                         Wherehouse          Wherehouse
                                                       --------------      --------------
                                                           Three               Three
                                                        Months Ended        Months Ended
                                                       April 30, 1997      April 30, 1996
                                                       --------------      --------------

Sales                                                 $    59,929,000     $    69,372,000
Rental Revenue                                             13,254,000          18,118,000
                                                       --------------      --------------
                                                           73,183,000          87,490,000

Cost of sales                                              38,281,000          44,971,000
Costs of rentals, including amortization (Note 5)           7,737,000           7,047,000
                                                       --------------      --------------
                                                           46,018,000          52,018,000

Selling, general and administrative expenses               25,979,000          33,248,000
Depreciation & Amortization                                 2,616,000           3,469,000
                                                       --------------      --------------

Loss from operations                                       (1,430,000)         (1,245,000)

Interest expense                                              111,000             189,000
Other income                                                 (189,000)            (52,000)
                                                       --------------      --------------

Loss before reorganization items & income taxes            (1,352,000)         (1,382,000)

Reorganization items:
                 Professional fees                           ----                 853,000
                 Provision for store closing costs           ----                  31,000
                                                       --------------      --------------
                                                             ----                 884,000
                                                       --------------      --------------

Loss before income taxes                                   (1,352,000)         (2,266,000)
                                                       --------------      --------------

Benefit for income taxes                                     (522,000)                  0
                                                       --------------      --------------

Net loss                                               $     (830,000)     $   (2,266,000)
                                                       --------------      --------------
                                                       --------------      --------------


Net Lost per share                                     $        (0.08)
                                                       --------------
                                                       --------------

Weighted average shares outstanding                        10,297,808
                                                       --------------
                                                       --------------


               See accompanying notes to Condensed Financial Statements

                            WHEREHOUSE ENTERTAINMENT, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                      New                 Old
                                                                   Wherehouse          Wherehouse
                                                                 --------------      --------------
                                                                     Three               Three
                                                                  Months Ended        Months Ended
                                                                 April 30, 1997      April 30, 1996
                                                                 --------------      --------------
Operating activities:
    Net Loss                                                     $     (830,000)     $   (2,266,000)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
         Depreciation and amortization                                9,161,000           9,388,000
         Book value of rental inventory dispositions                  1,397,000           1,127,000

         Changes in operating assets and liabilities:
              Receivables                                               618,000            (191,000)
              Prepaid inventory deposits                              4,192,000           6,413,000
              Merchandise inventory                                   3,273,000          (1,564,000)
              Other current assets                                      599,000             241,000

              Accounts payable, accrued expenses and
               other liabilities                                        932,000          (1,555,000)
              Liabilities subject to compromise                               0          (2,228,000)
              Rental inventory purchases                             (6,271,000)         (9,028,000)
                                                                 --------------      --------------

                   Net cash provided by operating activities         13,071,000             337,000

Investing activities:
    Aquisition of property, equipment and improvements                 (533,000)           (392,000)
    Decrease (increase) in other assets and intangibles                  10,000            (397,000)
                                                                 --------------      --------------

                   Net cash used in investing activities               (543,000)           (789,000)

Financing activities:
    Principal payments on capital lease obligations
     and long-term debt                                                (214,000)           (209,000)
                                                                 --------------      --------------

                   Net cash used in financing activities               (214,000)           (209,000)

Net increase (decrease) in cash                                      12,314,000            (661,000)

Cash at beginning of the period                                       6,178,000           7,353,000
                                                                 --------------      --------------
Cash at end of the period                                        $   18,492,000      $    6,692,000
                                                                 --------------      --------------
                                                                 --------------      --------------

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                $       26,000      $      152,000
         Income taxes                                                         0               2,000
         Reorganization items                                         7,260,000              66,000



               See accompanying notes to Condensed Financial Statements

                            WHEREHOUSE ENTERTAINMENT, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                                     (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1997.


2.  REORGANIZATION UNDER CHAPTER 11

    The Company's Plan of Reorganization, (the "Plan") was confirmed by an order of the Bankruptcy Court entered on January 7, 1997. The effective date of the Plan occurred on January 31, 1997.

    Pursuant to the Plan, Wherehouse Entertainment, Inc. (New Wherehouse) was incorporated on November 15, 1996, as WEI Acquisition Co. On January 31, 1997, New Wherehouse acquired (the Acquisition) substantially all the assets of Wherehouse Dissolution Co. (Old Wherehouse), and its parent company, WEI Holdings, Inc.,. Prior to the Acquisition, Old Wherehouse was known as "Wherehouse Entertainment, Inc.," and after the Acquisition, Old Wherehouse changed its name to Wherehouse Dissolution Co. After the Acquisition, New Wherehouse changed its name to Wherehouse Entertainment, Inc." New Wherehouse and Old Wherehouse are collectively referred to as the Company or Wherehouse where the discussion relates to the continuing business operations of Old Wherehouse and New Wherehouse.

    Since the Plan Effective Date, the Bankruptcy Court has retained jurisdiction over certain claims and other matters relating to the Debtors' Bankruptcy estates, but the Company has been and is free to carry out its business without oversight by the Bankruptcy Court.

    For a summary of the Plan of Reorganization, reference is made to the Company's Annual Report on Form 10-K for the year ended January 31, 1997.

3.  FRESH START REPORTING

    On January 31, 1997, the Company implemented the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 on Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7). This resulted in the use of fresh start reporting, since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximated its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying Company balance sheet as of January 31, 1997, represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit. In addition, the Company selected certain accounting policies adopted at New Wherehouse's inception which are not consistent with those used by Old Wherehouse. Accordingly, the results of operations of New Wherehouse may not be comparable to those of Old Wherehouse.


4.  REVOLVING CREDIT FACILITY

    Pursuant to the Plan, the Company entered into a loan and security agreement with Congress Financial Corporation (Western) (the Congress Facility), which provides a borrowing capacity of up to $30,000,000 with a letter of credit subfacility of $10,000,000, subject to borrowing base limitations based upon, among other things, the value of certain eligible merchandise inventory. The Congress facility prohibits the Company from declaring or paying dividends on its classes of capital stock, including the common stock, in excess of an aggregate of $6 million, unless certain financial performance targets set forth in the Congress Facility are met. As of April 30, 1997, there were no borrowings outstanding under the Congress Facility, although $700,000 of letters of credit were outstanding.


5.  RENTAL INVENTORY AMORTIZATION

    On January 31, 1997, the Company adopted an accelerated method of amortization which amortizes rental inventory using the straight-line method over a three-month period with a salvage value of $3.00. The previous method amortized rental inventory over three years for video cassettes and two years for video games. The new method generated higher rental amortization (and, therefore, lower gross profit) in the first quarter of fiscal year 1998 as compared to the method used in the first quarter of fiscal year 1997.

                            WHEREHOUSE ENTERTAINMENT, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         FINANCIAL CONDITION AND RESULTS OF OPERATION


INTRODUCTION

    This discussion should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's Annual Report on Form 10-K for the year ended January 31, 1997.



RESULTS OF OPERATION

FOR THE QUARTERS ENDED APRIL 30, 1997 AND APRIL 30, 1996

    Net revenues were $73.2 million and $87.5 million for the quarters ended April 30, 1997 and 1996, respectively. The Company believes that the decrease of $14.3 million, or 16.4%, was principally due to the closing of 63 stores during fiscal year 1997 and 7 stores during the first quarter of fiscal year 1998, as well as continued competitive and economic pressures in certain of the Company's markets.

    A summary of total net merchandise sales and rental revenues, by product category, is provided below:


                      NET MERCHANDISE SALES AND RENTAL REVENUES
                               BY MERCHANDISE CATEGORY
                             (DOLLAR AMOUNTS IN MILLIONS)
                                                      Quarter Ended
                                                        April 30,
                                                      1997      1996
                                                     ------    ------
Net Merchandise Sales:

    Music                                            $ 51.8    $ 58.8
    Sales of new videocassettes                         3.3       5.0
    Video game software and hardware, general
      merchandise, accessories, ticket commissions
      and other                                         4.8       5.6
                                                     ------    ------
         Total merchandise sales                      $59.9     $69.4
Videocassette and other rental income                  13.3      18.1
                                                     ------    ------
              Total revenues                         $ 73.2    $ 87.5

    The sale of pre-recorded music, new video cassettes, video game software and hardware and general merchandise continue to represent the greatest portion of the Company's revenues. For the quarter ended April 30, 1997, net merchandise sales represented 81.9% of aggregate revenues. On a same-store basis net merchandise sales increased by 0.7% during the quarter ended April 30, 1997 as compared to the quarter ended April 30, 1996. (It should be noted that February, 1996 had 29 days as compared to 28 days for February, 1997. After excluding the impact of the difference in days, net merchandise sales increased by 1.8% on a same-store basis.) Net merchandise sales were $59.9 million versus $69.4 million for the quarters ended April 30, 1997 and 1996, respectively, representing an overall decrease of 13.6%. The decrease of $13.6% was largely the result of the closure of 63 stores during fiscal year 1997.

    Rental income includes the rental of videocassettes, video games and game players, audiocassette books, and laserdiscs; and sales of previously viewed videocassettes and previously played video games. Approximately 189 of the Company's stores currently offer rental products. Rental income was $13.3 million versus $18.1 million during the quarters ended April 30, 1997 and 1996, respectively, representing a decrease of $4.9 million or 26.8%. On a same-store basis rental income decreased approximately 17.0% as compared to the prior year. (After excluding the impact of the difference in days as mentioned in the above paragraph, rental income decreased by 16.1% on a same-store basis.) The Company believes that the decrease in same-store rental income was attributable to continued competition and general softening in rental consumer spending nationwide. During the quarter ended April 30, 1997, the Company decreased its purchases of video rental product by $2.8 million or 30.5% versus the same quarter of the prior year.

    Cost of sales decreased $6.7 million to $38.3 million for the quarter ended April 30, 1997 versus $45.0 million for the quarter ended April 30, 1996, representing a decrease of 14.9%. As a percentage of net merchandise sales, costs of sales decreased 0.9% to 63.9% during the quarter ended April 30, 1997 versus 64.8% during the quarter ended April 30, 1996. The 0.9% decrease in cost of sales as a percentage of net merchandise sales was principally due to decreases in the cost of merchandise inventory and higher prompt payment discounts.

    Cost of rentals, including amortization, increased to $7.7 million during the quarter ended April 30, 1997, an increase of $0.7 million or 9.8%, versus $7.0 million during the quarter ended April 30, 1996. As a percentage of rental income, cost of rentals increased to 58.4% during the quarter ended April 30, 1997 versus 38.9% during the quarter ended April 30, 1996, representing an increase of 19.5%. The 19.5% increase in cost of rentals is primarily due to the adoption by New Wherehouse of a more accelerated amortization method versus the method used by Old Wherehouse during the quarter ended April 30, 1996. If Old Wherehouse had adopted this accelerated method of amortization as of January 31, 1996, cost of rentals during the quarter ended April 30, 1996 would have been higher (and gross profit lower) by approximately $2.7 million.

    Merchandise sales as a percentage of aggregate net revenues increased 2.6% to 81.9%
during the quarter ended April 30, 1997 versus 79.3% during the quarter ended April 30, 1996.

    Several major retail chains, including Best Buy, Blockbuster Entertainment and Hollywood Video have increased their retail store presence in the Company's markets. This trend may continue and it is anticipated the Company may, in future periods, experience increased competition and that such competition may result in continued pressure on revenues and gross profit margins.

    Selling, general and administrative expenses, were $26.0 million versus $33.2 million for the quarters ended April 30, 1997 and 1996, respectively, a decrease of $7.2 million or 21.9%. As a percentage of net revenues, selling, general and administrative expenses, were 35.5% during the quarter ended April 30, 1997 versus 38.0% during the quarter ended April 30, 1996, representing a decrease of 2.5%. The 2.5% decrease was principally due to reductions in rent and occupancy costs, and to a lesser extent, advertising expense. During the quarter ended April 30, 1997, rent and occupancy costs decreased in absolute dollars by $3.8 million versus the quarter ended April 30, 1996.

    Loss from operations for April 30, 1997 was $1.4 million as compared to $1.2 million for April 30, 1996, an increase of $0.2 million. As mentioned previously, the Company adopted an accelerated method of amortization for rental inventory at January 31, 1997. If the Company would have adopted the accelerated method at January 31, 1996, loss from operations for the quarter ended April 30, 1996 would have been $3.9 million. Excluding the impact of the change in the method of amortization of rental inventory, loss from operations for the period ended April 30, 1997 was $2.5 million lower than that experienced for the period ended April 30, 1996. The improvement in loss from operations was primarily the result of the closure of 63 underperforming stores during fiscal year 1997, reductions in rent and occupancy costs through landlord concessions, and decreases in other selling, general and administrative expenses that occurred as a result of the closure of stores.

    Reorganization items include costs related to the bankruptcy case including professional fees for legal and financial advisors, costs related to the closing of stores, and the estimated cost associated with the rejection of certain executory contracts. For the quarter ended April 30, 1996, the Company reported total reorganization items of $0.9 million which was primarily comprised of professional fees. The Company does not expect to record any reorganization items during fiscal year ended January 31, 1998.

    The Company recorded a tax benefit of $0.5 million for quarter ended April 30, 1997 but did not record any tax benefit for quarter ended April 30, 1996. Should Wherehouse realize pre-tax income in future quarters it will be subject to Federal and State tax. The benefit represents an effective tax rate of 40% which the Company estimates will be its effective tax rate for the year ended January 31, 1998.

    The Company is currently under audit by the California Franchise Tax Board ("FTB") for tax years January 31, 1992, 1993 and 1994. The Company believes that it has made adequate provision in the financial statements for this audit.


LIQUIDITY AND CAPITAL RESOURCES

    During the quarter ended April 30, 1997, the Company's net cash provided by operating activities increased by $12.8 million to $13.1 million from $0.3 million for the corresponding quarter of the prior fiscal year, due to decreases in merchandise inventory, lower purchases of rental inventory and other factors, offset by the change in prepaid inventory deposits.

    Cash used in investing activities decreased by $0.3 million to $0.5 million during the quarter ended April 30, 1997 from $0.8 million during the quarter ended April 30, 1996, principally due to lower increases in other assets and intangibles offset by increased acquisitions of property, equipment and improvements.

    Cash used in financing activities remained approximately the same for the quarter ended April 30, 1997 as compared to the quarter ended April 30, 1996.

    While the Company believes that the current borrowing facility (see Note 4 under Notes to Condensed Financial Statements) is adequate to support operations for the remainder of the current fiscal year, there can be no assurance as to the effect which any future changes in the Company's operations may have on its liquidity.

    As of April 30, 1997 the Company has not signed any lease commitments to open new stores during the next twelve months.


SEASONALITY

    The Company's business is seasonal, and revenues and operating income are highest during the fourth quarter. Bank borrowings have historically been highest in October and November due to cumulative capital expenditures for new stores and the building of inventory for the holiday season.



INFLATION

    The Company believes that, except for changes in the minimum wage mandated by the Federal government, inflation has not had a material effect on its operations and its internal and external sources of liquidity and working capital.

                                       PART II

                                  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    (i)  McMahan and Related Actions

         In January 1988, holders of approximately $17.0 million in principal amount of the Company's 6-1/4% Convertible Subordinated Debentures commenced an action entitled McMahan & Company, et al. v. Wherehouse Entertainment, Inc., et al., 88 Civ. 0321 (S.D.N.Y.). This lawsuit, and a related lawsuit filed in January 1989 and consolidated with the McMahan lawsuit, alleged that the Company, six of its former directors, the former controlling shareholder of the Company and others, issued a prospectus in connection with the offering of the Convertible Debentures that violated Section 10(b) of the Securities Exchange Act of 1934. According to the plaintiffs, the prospectus failed to disclose that the Company's independent directors retained the right to approve any merger proposal, and thereby prevent any right of holders to redeem the Convertible Debentures from arising, whether or not such proposal was in the best interests of the Debentureholders. Although all claims of the McMahan plaintiffs were discharged in the Wherehouse Plan of Reorganization for no consideration, Wherehouse and the other parties are attempting to resolve the litigation procedurally, which should have no adverse impact on the Company. On December 23, 1996, the parties entered into a Settlement Agreement pursuant to which the lawsuits have been settled. This settlement, which was approved by the court on June 5, 1997, provides for the release of all claims against the Company and the other defendants in exchange for a payment of $7 million to plaintiffs. Under the terms of the Settlement Agreement, none of the settlement consideration will be paid by the Company.

    (ii) Other.

         The Company is a party to various other claims, legal actions and companies arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such moments that unfavorable disposition will not have a material impact on the financial position an results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         In its Annual Report on Form 10-K, filed on May 16, 1997, the Company erroneously stated that Mr. Jonathan Gallen, a Director of the Company, had worked for Cerberus Partners, L.P., during the period of February 1993 through February 1994. Mr. Gallen spent this period on the premises of Feinberg Management, L.P. ("FMLP"), under the tutelage of Stephen Feinberg, the principal of FMLP, observing, training, and learning investment techniques, procedures and philosophies. Mr. Gallen received no compensation from FMLP.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

          27.0  Financial Data Schedule

          (b)   Current Reports on Form 8-K

                None.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            WHEREHOUSE ENTERTAINMENT, INC.


Date:    June 20, 1996            /s/ Antonio C. Alvarez
                                   --------------------------------
                                   ANTONIO C. ALVAREZ
                                   Chairman of the Board and Chief
                                   Executive Officer, and Director
                                   (Principal Executive Officer)


Date:    June 20, 1996            /s/ Robert S. Kelleher
                                   --------------------------------
                                   ROBERT S. KELLEHER
                                   Senior Vice President and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting
                                   Officer)