Form 10-Q
period 1997-07-31
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 1997-09-22
CIK 1031754

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarter period ended July 31, 1997

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





    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]    No  [   ]

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  [ X ]    No  [   ]

    As of July 31, 1997, 10,546,249 shares of the registrant's common stock were issued and outstanding and 629,064 additional shares are expected to be issued pursuant to the bankruptcy plan of reorganization discussed in Item 1 below.

                                        INDEX

                            WHEREHOUSE ENTERTAINMENT, INC.
                                                                           Page
                                                                           ----

FORWARD LOOKING STATEMENTS                                                   3

Part I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Condensed Balance Sheets -
              July 31, 1997 (Unaudited) and January 31, 1997                 4

              Condensed Statements of Operations -
              Three Months Ended July 31, 1997 (New Wherehouse)
              and 1996 (Old Wherehouse) (Unaudited)                          5

              Six Months Ended July 31, 1997 (New Wherehouse)
              and 1996 (Old Wherehouse) (Unaudited)                          5

              Condensed Statements of Cash Flows -
              Six Months Ended July 31, 1997 (New Wherehouse) and
              1996 (Old Wherehouse) (Unaudited)                              6

              Notes to Condensed Financial Statements                        7

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operation                   9

Part II. OTHER INFORMATION

    Item 1.   Legal Proceedings                                             16

    Item 2.   Changes in Securities                                         16

    Item 3.   Defaults Upon Senior Securities                               16

    Item 4.   Submission of Matters to a Vote of Security Holders           16

    Item 5.   Other Information                                             16

    Item 6.   Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                  17

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

                                       PART I.

                                FINANCIAL INFORMATION

                            WHEREHOUSE ENTERTAINMENT, INC.
                               CONDENSED BALANCE SHEETS

                                                                July 31,     January 31,
                                                                  1997           1997
                                                             -------------  -------------
                                                              (Unaudited)
ASSETS

Current Assets
    Cash and cash equivalents                                $  28,732,000  $   6,178,000
    Receivables                                                  1,472,000      1,932,000
    Prepaid inventory deposits                                           0      4,486,000
    Merchandise inventory                                       72,670,000     75,800,000
    Other current assets                                         1,407,000      2,259,000
    Rental Inventory, net (Note 5)                               7,620,000      9,686,000
                                                             -------------  -------------

              Total current assets                             111,901,000    100,341,000

Equipment and improvements, net                                 17,323,000     21,337,000
Reorganization value in excess of amounts allocable to
  identifiable assets, net                                       9,238,000      9,724,000
Deferred taxes                                                   2,130,000              0
Other taxes                                                        278,000        340,000
                                                             -------------  -------------

              Total assets                                   $ 140,870,000  $ 131,742,000
                                                             -------------  -------------
                                                             -------------  -------------

LIABLILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                    $  48,860,000  $  40,168,000
    Current maturities of capital lease obligations
      and long-term debt                                           512,000        729,000
                                                             -------------  -------------

              Total current liabilities                         49,372,000     40,897,000
                                                             -------------  -------------

    Capital leases obligations and long-term debt                  569,000        722,000
    Notes payable                                                3,935,000      3,980,000
    Other long-term liabilities                                  3,636,000      2,000,000

Shareholders' equity
    Common stocks, $.01 par value, 24,000,000
      authorized, 10,546,249 issued and outstanding                103,000        103,000
    Additional paid-in capital                                  89,380,000     89,380,000
    Accumulated deficit                                          (600,000)              0
    Notes Receivable                                           (5,252,000)    (5,340,000)
                                                             -------------  -------------

              Total shareholders' equity                        83,358,000     84,143,000
                                                             -------------  -------------

              Total liabilities and shareholders' equity     $ 104,870,000   $ 131,742,00
                                                             -------------  -------------
                                                             -------------  -------------


               See accompanying notes to Condensed Financial Statements

                            WHEREHOUSE ENTERTAINMENT, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                                   New              Old              New             Old
                                                               Wherehouse       Wherehouse       Wherehouse       Wherehouse
                                                             -------------    -------------    -------------    -------------
                                                                  Three            Three             Six             Six
                                                              Months Ended     Months Ended     Months Ended     Months Ended
                                                             July 31, 1997    July 31, 1996    July 31, 1997    July 31, 1996
                                                             -------------    -------------    -------------    -------------
Sales                                                        $  63,773,000    $  68,339,000    $ 123,701,000    $ 137,712,000
Rental Revenue                                                  14,111,000       19,331,000       27,362,000       37,449,000
                                                              ------------    -------------    -------------    -------------
                                                                77,884,000       87,670,000      151,063,000      175,161,000

Cost of sales                                                   41,474,000       44,967,000       79,753,000       89,938,000
Costs of rentals, including amortization (Note 5)                7,488,000       10,870,000       15,223,000       17,917,000
                                                              ------------    -------------    -------------    -------------
                                                                48,959,000       55,837,000       94,976,000      107,855,000

Selling, general and administrative expenses                    26,131,000       34,399,000       52,106,000       67,533,000
Depreciation & Amortization                                      2,617,000        3,325,000        5,233,000        6,908,000
                                                              ------------    -------------    -------------    -------------

Income (loss) from operations                                      177,000       (5,891,000)       (1,252,00)      (7,135,000)

Interest expense                                                   111,000          124,000          223,000          313,000
Interest income                                                   (349,000)         (41,000)        (538,000)         (93,000)
                                                              ------------    -------------    -------------    -------------

Income (loss) before reorganizaton items & income taxes            415,000       (5,974,000)        (937,000)      (7,355,000)

Reorganization items:
              Professional fees                                      --             923,000            --           1,776,000
              Provision for store closing costs                      --           1,113,000            --           1,145,000
                                                              ------------    -------------    -------------    -------------
                                                                     --           2,036,000            --           2,291,000
                                                              ------------    -------------    -------------    -------------

Income (loss) before income taxes                                  415,000       (8,010,000)        (937,000)     (10,276,000)
                                                              ------------    -------------    -------------    -------------

Provision (benefit) for income taxes                               185,000                0         (337,000)               0
                                                              ------------    -------------    -------------    -------------

Net Income (loss)                                             $    230,000    $  (8,010,000)   $    (600,000)    $(10,276,000)
                                                              ------------    -------------    -------------    -------------
                                                              ------------    -------------    -------------    -------------

Net Income (loss) per share                                   $       0.02                     $       (0.06)
                                                              ------------                     -------------
                                                              ------------                     -------------

Weighted average shares outstanding                             10,311,107                        10,284,899
                                                              ------------                     -------------
                                                              ------------                     -------------
Number of stores at end of period                                                                        231              281
                                                                                               -------------    -------------
                                                                                               -------------    -------------

               See accompanying notes to Condensed Financial Statements

                            WHEREHOUSE ENTERTAINMENT, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                             New              Old
                                                                         Wherehouse        Wherehouse
                                                                        ------------     -------------
                                                                             Six              Six
                                                                        Months Ended      Months Ended
                                                                       July 31, 1997     July 31, 1996
                                                                       -------------     -------------
Operating activities:
         Net Loss                                                      $    (600,000)    $ (10,276,000)

         Adjustments to reconcile net loss to net cash
           provided by operating activities:
              Depreciation and amortization                                5,233,000         6,908,000
              Rental amortization, included in Cost of Rental             12,176,000        12,470,000
              Book value of rental inventory dispositions,
                included in Cost of Rental                                 2,291,000         5,447,000

         Changes in operating assets and liabilites:
              Receivables                                                    460,000          (231,000)
              Prepaid inventory deposits                                   4,486,000         5,663,000
              Merchandise inventory                                        3,130,000          (228,000)
              Other current assets                                           852,000         1,134,000
              Accounts payable, accrued expenses and
                other liabilities                                          9,229,000           979,000
              Liabilities subject to compromise                                    0        (1,445,000)
              Rental inventory purchases                                 (12,668,000)      (18,530,000)
                                                                       -------------     -------------
                   Net cash provided by operating activities              24,589,000         1,891,000

Investing activities:
         Aquisition of property, equipment and improvements               (1,727,000)       (1,161,000)
         Decrease (increase) in other assets and intangibles                  62,000          (384,000)
                                                                       -------------     -------------

                   Net cash used in investing activities                  (1,655,000)       (1,545,000)

Financing activities:
         Principal payments on capital lease obligations
           and long-term debt                                               (370,000)         (420,000)
                                                                       -------------     -------------

                   Net cash used in financing activities                    (370,000)         (420,000)

Net increase (decrease) in cash                                           22,554,000           (74,000)

Cash at beginning of the period                                            6,178,000         7,353,000
                                                                       -------------     -------------
Cash at end of the period                                              $  28,732,000     $   7,279,000
                                                                       -------------     -------------
                                                                       -------------     -------------

Supplemental disclosures of cash flow information:
         Cash paid during the period for:
              Interest                                                 $      60,000      $    276,000
              Income taxes                                                 1,413,000             2,000
              Reorganization items                                         9,248,000         2,105,000


               See accompanying notes to Condensed Financial Statements

                            WHEREHOUSE ENTERTAINMENT, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                                     (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's reports on Form 10-K for the year ended January 31, 1997.


2.  REORGANIZATION UNDER CHAPTER 11

    The Company's Plan of Reorganization, (the "Plan") was confirmed by an order of the Bankruptcy Court entered on January 7, 1997. The effective date of the Plan occurred on January 31, 1997.

    Pursuant to the Plan, Wherehouse Entertainment, Inc. (New Wherehouse) was incorporated on November 15, 1996, as WEI Acquisition Co. On January 31, 1997, New Wherehouse acquired (the Acquisition) substantially all the assets of Wherehouse Dissolution Co. (Old Wherehouse), and its parent company, WEI Holdings, Inc.,. Prior to the Acquisition, Old Wherehouse was known as "Wherehouse Entertainment, Inc.," and after the Acquisition, Old Wherehouse changed its name to "Wherehouse Dissolution Co." After the Acquisition, New Wherehouse changed its name to "Wherehouse Entertainment, Inc." New Wherehouse and Old Wherehouse are collectively referred to as the Company or Wherehouse where the discussion relates to the continuing business operations of Old Wherehouse and New Wherehouse.

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

3.  FRESH START REPORTING

    On January 31, 1997, the Company implemented the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position (SOP) 90-7 on Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7). This resulted in the use of fresh start reporting, since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity. Under this SOP, all assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximated its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying Company balance sheet as of January 31, 1997, represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit. In addition, the Company selected certain accounting policies adopted at New Wherehouse's inception which are not consistent with those used by Old Wherehouse. Accordingly, the results of operations of New Wherehouse may not be comparable to those of Old Wherehouse.


4.  REVOLVING CREDIT FACILITY

    Pursuant to the Plan, the Company entered into a loan and security agreement with Congress Financial Corporation (Western) (the Congress Facility), which provides a borrowing capacity of up to $30,000,000 with a letter of credit subfacility of $10,000,000, subject to borrowing base limitations based upon, among other things, the value of certain eligible merchandise inventory. The Congress Facility prohibits the Company from declaring or paying dividends on its classes of capital stock, including the common stock, in excess of an aggregate of $6 million, unless certain financial performance targets set forth in the Congress Facility are met. As of July 31, 1997, there were no borrowings outstanding under the Congress Facility, although $700,000 of letters of credit were outstanding.


5.  RENTAL INVENTORY AMORTIZATION

    On January 31, 1997, the Company adopted a more accelerated method of amortization under which rental inventory is amortized using the straight-line method over a three-month period with a salvage value of $3.00 per unit. The previous method amortized rental inventory over a three year period for video cassettes and a two year period for video games.

                            WHEREHOUSE ENTERTAINMENT, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         FINANCIAL CONDITION AND RESULTS OF OPERATION


INTRODUCTION

    This discussion should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's Reports on Form 10-K for the year ended January 31, 1997.


RESULTS OF OPERATION

FOR THE QUARTERS ENDED JULY 31, 1997 AND JULY 31, 1996

    Net revenues were $77.9 million and $87.7 million for the quarters ended July 31, 1997 and 1996, respectively. The Company believes that the decrease of $9.8 million, or 11.2%, was principally due to the closing of underperforming stores during fiscal year ended January 31, 1997 as well as continued competitive and economic pressures in certain of the Company's markets.

    A summary of total net merchandise sales and rental revenues, by product category, is provided below:

                      NET MERCHANDISE SALES AND RENTAL REVENUES
                               BY MERCHANDISE CATEGORY
                             (DOLLAR AMOUNTS IN MILLIONS)

                                                                Quarter Ended
                                                                   July 31,
                                                                1997      1996
                                                               ------    ------
Net Merchandise Sales:

    Music                                                      $ 55.8    $ 59.4
    Other, principally sales of new video
        cassettes, video game software and hardware,
        general merchandise and ticket commissions.               8.0       8.9
                                                               ------    ------
         Total merchandise sales                               $ 63.8    $ 68.3
                                                               ------    ------
Rental Revenue
    Video cassette and other rental income                       13.3      19.3
    Video cassette liquidation                                    0.8         0
                                                               ------    ------
         Total rental revenue                                    14.1      19.3
                                                               ------    ------
              Total revenues                                   $ 77.9    $ 87.7
                                                               ------    ------
                                                               ------    ------

    The sale of pre-recorded music, new video cassettes, video game software and hardware and general merchandise continue to represent the greatest portion of the Company's revenues.

For the quarter ended July 31, 1997, net merchandise sales represented 81.9% of aggregate revenues. On a same-store basis, net merchandise sales increased by 7.3% during the quarter ended July 31, 1997, as compared to the quarter ended July 31, 1996. Net merchandise sales were $63.8 million versus $68.3 million for the quarters ended July 31, 1997 and 1996, respectively, representing an overall decrease of 6.7%. The decrease of 6.7% was largely the result of the closure of underperforming stores during the fiscal year ended January 31, 1997.

    Rental income includes the rental of video cassettes, video games and game players, and audio cassette books; and sales of previously viewed video cassettes and previously played video games. Approximately 174 of the Company's stores currently offer rental products. Rental income was $14.1 million versus $19.3 million during the quarters ended July 31, 1997 and 1996, respectively, representing a decrease of $5.2 million or 27.0%. On a same-store basis, rental
income decreased approximately 22.5% as compared to the prior year.   The
Company believes that the decrease in same-store rental income was primarily attributable to continued competition and a general softening in rental video
spending nationwide.    During the quarter ended July 31, 1997, the Company
decreased its purchases of video rental product by $3.4 million or 34.9% versus the same quarter of the prior year.

    Included in rental income for the quarter ended July 31, 1997 is $0.8 million of liquidation income from the liquidation of excess video catalog inventory as a result of a rental merchandising project undertaken to improve rental efficiency. The Company may experience continued video liquidations in future quarters of the current fiscal year.

    Cost of sales decreased $3.5 million to $41.5 million for the quarter ended July 31, 1997 versus $45.0 million for the quarter ended July 31, 1996, representing a decrease of 7.8%. As a percentage of net merchandise sales, costs of sales decreased 0.8% to 65.0% during the quarter ended July 31, 1997 versus 65.8% during the quarter ended July 31, 1996. The 0.8% decrease in cost of sales as a percentage of net merchandise sales was principally due to higher prompt payment discounts in the current quarter.

    Cost of rental, including amortization, decreased to $7.5 million during the quarter ended July 31, 1997, a decrease of $3.4 million or 31.1%, versus $10.9 million during the quarter ended July 31, 1996. As a percentage of rental income, cost of rentals decreased to 53.1% during the quarter ended July 31, 1997 versus 56.2% during the quarter ended July 31, 1996, representing a decrease of 3.1%. The 3.1% decrease in cost of rentals is the result of a higher than normal charge for video liquidation in the prior year, which more than offsets the current year impact of the adoption of a more accelerated method of amortization of rental product, and a decrease in rental revenue. If Old Wherehouse had adopted this accelerated method of amortization as of January 31, 1996, cost of rentals during the quarter ended July 31, 1996 would have been lower (and gross profit higher) by approximately $1.2 million since a significant portion of the charge taken in that quarter would have been recognized as of January 31, 1997 as a result of the change in method.

    Merchandise sales as a percentage of aggregate net revenues increased 3.9% to 81.9% during the quarter ended July 31, 1997 versus 78.0% during the quarter ended July 31, 1996.

    Several major retail chains, including Best Buy, Hollywood Video and Blockbuster Entertainment have increased their retail store presence in the Company's markets. The Company may continue to experience increased competition and such competition may result in continued pressure on revenues and gross profit margins.

    Selling, general and administrative expenses, were $26.1 million versus $34.4 million for the quarters ended July 31, 1997 and 1996, respectively, a decrease of $8.3 million or 24.0%. As a percentage of net revenues, selling, general and administrative expenses, were 33.6% during the quarter ended July 31, 1997 versus 39.2% during the quarter ended July 31, 1996, representing a decrease of 5.6%. The 5.6% decrease was principally due to reductions in rent and occupancy costs through landlord concessions, decreases in non-music advertising spending and other corporate expense categories.

    Income from operations for the quarter ended July 31, 1997 was $0.2 million as compared to a loss from operations of $5.9 million for the quarter ended July 31, 1996, an improvement of $6.1 million. As mentioned previously, the Company adopted an accelerated method of amortization for rental inventory at January 31, 1997. If the Company had adopted the accelerated method at January 31, 1996, loss from operations for the quarter ended July 31, 1996 would have been $4.7 million. Excluding the impact of the change in the method of amortization of rental inventory, income from operations for the period ended July 31, 1997 was $4.9 million higher than that experienced for the period ended July 31, 1996. The improvement in income from operations was primarily the result of the closure of underperforming stores during the fiscal year ended January 31, 1997, reductions in rent and occupancy costs, decreases in non-music advertising expense, and increased merchandise sales that more than offset the decline in rental revenue.

    Reorganization items include costs related to the bankruptcy case including professional fees for legal and financial advisors, costs related to the closing of stores, and the estimated cost associated with the rejection of certain executory contracts. For the quarter ended July 31, 1996, the Company reported total reorganization items of $2.0 million.

    The Company recorded a tax provision of $0.2 million for the quarter ended July 31, 1997, but did not record any tax benefit for the quarter ended July 31, 1996. The provision represents an effective tax rate of 40% which the Company estimates will be its effective tax rate for the year ended January 31, 1998.

    The Company is currently under audit by the California Franchise Tax Board ("FTB") for tax years January 31, 1992, 1993 and 1994. The Company believes that it has made adequate provision in the financial statements for this audit.

FOR SIX MONTHS ENDED JULY 31, 1997 AND JULY 31, 1996

    Net revenues were $151.1 million and $175.2 million for the six months ended July 31, 1997 and 1996, respectively. The Company believes that the decrease of $24.1 million, or 13.8%, was principally due to the closing of underperforming stores during the fiscal year ended January 31, 1997 as well as continued competitive and economic pressures in certain of the Company's markets.

    A summary of total net merchandise sales and rental revenues, by product category, is provided below:


                      NET MERCHANDISE SALES AND RENTAL REVENUES
                               BY MERCHANDISE CATEGORY
                             (DOLLAR AMOUNTS IN MILLIONS)
                                                              Six Months Ended
                                                                   July 31,
                                                                1997      1996
                                                                -----     -----
Net Merchandise Sales:

    Music                                                     $ 107.6   $ 117.7
    Other, principally sales of new video cassettes,
        video game software and hardware, general
        merchandise and ticket commissions                       16.1      20.0
                                                                -----     -----
         Total merchandise sales                              $ 123.7   $ 137.7
                                                               ------    ------
Rental revenue
    Video cassette and other rental income                       26.0      37.3
    Video cassette liquidation                                    1.4       0.1
                                                                -----     -----
         Total rental revenue                                    27.4      37.4
                                                                -----     -----
              Total revenues                                  $ 151.1   $ 175.2
                                                               ------    ------
                                                               ------    ------

    The sale of pre-recorded music, new video cassettes, video game software and hardware and general merchandise continue to represent the greatest portion of the Company's revenues. For the six months ended July 31, 1997, net merchandise sales represented 81.9% of aggregate revenues. On a same-store basis, net merchandise sales increased by 4.0% during the six months ended July 31, 1997, as compared to the six months ended July 31, 1996. Net merchandise sales were $123.7 million versus $137.7 million for the six months ended July 31, 1997 and 1996, respectively, representing an overall decrease of 10.2%. The decrease of 10.2% was largely the result of the closure of underperforming stores during the fiscal year ended January 31, 1997.

    Rental income includes the rental of video cassettes, video games and game players, and audio cassette books; and sales of previously viewed video cassettes and previously played video games. Approximately 174 of the Company's stores currently offer rental products. Rental income was $27.4 million versus $37.4 million during the six months ended July 31, 1997 and 1996, respectively, representing a decrease of $10.0 million or 26.9%. On a same-store basis rental
income decreased approximately 21.3% as compared to the prior year.   The
Company
believes that the decrease in same-store rental income was primarily attributable to continued competition and a general softening in rental video spending nationwide. During the six months ended July 31, 1996, the Company decreased its purchases of video rental product by $5.9 million or 31.6% versus the same six months of the prior year.

    Included in rental income for the six months ended July 31, 1997 is $1.4 million of liquidation income from the liquidation of excess video catalog inventory as a result of a rental merchandising project undertaken to improve rental efficiency. The Company may experience continued video liquidations during the remainder of the current fiscal year.

    Cost of sales decreased $10.1 million to $79.8 million for the six months ended July 31, 1997 versus $89.9 million for the six months ended July 31, 1996, representing a decrease of 11.3%. As a percentage of net merchandise sales, costs of sales decreased 0.8% to 64.5% during the six months ended July 31, 1997 versus 65.3% during the six months ended July 31, 1996. The 0.8% decrease in cost of sales as a percentage of net merchandise sales was principally due to higher prompt payment discounts.

    Cost of rentals, including amortization, decreased to $15.2 million during the six months ended July 31, 1997, a decrease of $2.7 million or 15.0%, versus $17.9 million during the six months ended July 31, 1996. As a percentage of rental income, cost of rentals increased to 55.6% during the six months ended July 31, 1997 versus 47.8% during the six months ended July 31, 1996, representing an increase of 7.8%. The 7.8% increase in cost of rentals is primarily due to a decrease in rental income during the period and the adoption by New Wherehouse of a more accelerated amortization method versus the method used by Old Wherehouse. If Old Wherehouse had adopted this accelerated method of amortization as of January 31, 1996, cost of rentals during the six months ended July 31, 1996 would have been higher (and gross profit lower) by approximately $1.6 million.

    Merchandise sales as a percentage of aggregate net revenues increased 3.3% to 81.9% during the six months ended July 31, 1997 versus 78.6% during the six months ended July 31, 1996.

    Selling, general and administrative expenses, were $52.1 million versus $67.5 million for the six months ended July 31, 1997 and 1996, respectively, a decrease of $15.4 million or 22.8%. As a percentage of net revenues, selling, general and administrative expenses, were 34.5% during the six months ended July 31, 1997 versus 38.5% during the six months ended July 31, 1996, representing a decrease of 4.0%. The 4.0% decrease was principally due to the closure of underperforming stores during the fiscal year ended January 31, 1997, reductions in rent and occupancy costs through landlord concessions, decreases in non-music advertising spending and other corporate expense categories.

    Loss from operations for July 31, 1997 was $1.3 million as compared to $7.1 million for July 31, 1996, an improvement of $5.8 million. As mentioned previously, the Company adopted an accelerated method of amortization for rental inventory at January 31, 1997. If the Company had adopted the accelerated method at January 31, 1996, loss from operations for the six months ended July 31, 1996 would have been $8.7 million. Excluding the impact of the change in the method of amortization of rental inventory, loss from operations for the six months ended July 31, 1997 was $7.4 million lower than that experienced for the six months ended July 31, 1996. The improvement in loss from operations was primarily the result of the closure of underperforming stores during the fiscal year ended January 31, 1997, reductions in rent and occupancy costs, decreases in non-music advertising expense, and increased merchandising sales that more than offset the decline in rental revenue.

    Reorganization items include costs related to the bankruptcy case including professional fees for legal and financial advisors, costs related to the closing of stores, and the estimated costs associated with the rejection of certain executory contracts. For the six months ended July 31 , 1996, the Company reported total reorganization items of $2.9 million.

    The Company recorded a tax benefit of $0.3 million for the six months ended July 31, 1997 but did not record any tax benefit for six months ended July 31, 1996. Should Wherehouse realize pre-tax income in future quarters it will be subject to Federal and State tax. The benefit represents an effective tax rate of 40% which the Company estimates will be its effective tax rate for the year ended January 31, 1998.



LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended July 31, 1997, the Company's net cash provided by operating activities increased by $22.7 million to $24.6 million from $1.9 million for the corresponding six months of the prior fiscal year, primarily due to a reduction in operating losses, increases in payables and accrued expenses, decreases in merchandise inventory and lower purchases of rental inventory.

    Cash used in investing activities increased by $0.2 million to $1.7 million during the six months ended July 31, 1997 from $1.5 million during the six months ended July 31, 1996, principally due to increased acquisitions of property, equipment and improvements, offset by lower increases in other assets and intangibles.

    Cash used in financing activities was approximately even for the six months ended July 31, 1997 as compared to the six months ended July 31, 1996.

    The Company believes that the current borrowing facility (see Note 4 under Notes to Condensed Financial Statements) is adequate to support existing operations for the remainder of the current fiscal year.

    The Company expects to make additional payments to creditors, professionals and others of up to $4.3 million through the end of the fiscal year under its Plan of Reorganization.

    As of July 31, 1997 the Company has not signed any lease commitments to open new stores during the next twelve months.



SEASONALITY

    The Company's business is seasonal, and revenues and operating income are highest during the fourth quarter. Bank borrowings have historically been highest in October and November due to the building of inventory for the holiday season.



INFLATION

    The Company believes that, except for changes in the minimum wage mandated by the Federal government, inflation has not had a material effect on its operations and its internal and external sources of liquidity and working capital.

                                       PART II

                                  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


    (i)  Other.

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

         None.



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


                            WHEREHOUSE ENTERTAINMENT, INC.


Date:    September ___, 1997                /s/ Antonio C. Alvarez
                                            ---------------------------------
                                            ANTONIO C. ALVAREZ
                                            Chairman of the Board and Chief
                                            Executive Officer, and Director
                                            (Principal Executive Officer)


Date:    September ____, 1997               /s/ Robert S. Kelleher
                                            -----------------------------------
                                            ROBERT S. KELLEHER
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)