Form 10-Q
period 1997-10-31
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 1997-12-22
CIK 1031754

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter period ended October 31, 1997

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

    As of October 31, 1997, 10,546,256 shares of the registrant's common stock were issued and outstanding and 619,388 additional shares are expected to be issued pursuant to the bankruptcy plan of reorganization discussed in Item 1 below.

                                        INDEX

                            WHEREHOUSE ENTERTAINMENT, INC.

                                                              Page
                                                              ----

FORWARD LOOKING STATEMENTS                                      3

Part I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Balance Sheets -
                   October 31, 1997 (Unaudited) and
                   January 31, 1997                             4

                   Condensed Statements of Operations -
                   Three Months Ended October 31, 1997
                   (New Wherehouse) and 1996 (Old
                   Wherehouse) (Unaudited)                      5

                   Nine Months Ended October 31, 1997 (New
                   Wherehouse) and 1996 (Old Wherehouse)
                   (Unaudited)                                  5

                   Condensed Statements of Cash Flows -
                   Nine Months Ended October 31, 1997
                   (New Wherehouse) and 1996 (Old
                   Wherehouse) (Unaudited)                      6

                   Notes to Condensed Financial Statements      7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operation                                    10

Part II. OTHER INFORMATION

         Item 1.   Legal Proceedings                            18

         Item 2.   Changes in Securities                        18

         Item 3.   Defaults Upon Senior Securities              18

         Item 4.   Submission of Matters to a Vote of
                   Security Holders                             18

         Item 5.   Other Information                            18

         Item 6.   Exhibits and Reports on Form 8-K             18

SIGNATURES                                                      19

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

                                       PART I.

                                FINANCIAL INFORMATION
ITEM 1.
                            WHEREHOUSE ENTERTAINMENT, INC.
                               CONDENSED BALANCE SHEETS

                                                               October 31,        January 31,
                                                                  1997                1997
                                                             -------------       -------------
                                                              (Unaudited)
ASSETS

Current Assets
    Cash                                                    $   30,720,000      $    6,178,000
    Receivables                                                    823,000           1,932,000
    Prepaid inventory deposits                                   ------              4,486,000
    Merchandise inventory                                       78,813,000          75,800,000
    Other current assets                                         1,786,000           2,259,000
    Rental inventory, net (Note 5)                               7,016,000           9,686,000
                                                             -------------       -------------

              Total current assets                             119,158,000         100,341,000

Equipment and improvements, net                                 19,418,000          21,337,000
Reorganization value in excess of amounts allocable to
identifiable assets, net                                         8,995,000           9,724,000
Deferred taxes                                                   3,000,000            -----
Other assets                                                       275,000             340,000
                                                             -------------       -------------

              Total assets                                  $  150,846,000      $  131,742,000
                                                             -------------       -------------
                                                             -------------       -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                   $   56,905,000      $   40,168,000
    Current maturities of capital lease obligations
     and long-term debt                                            306,000             729,000
                                                             -------------       -------------

              Total current liabilities                         57,211,000          40,897,000
                                                             -------------       -------------

    Capital lease obligations and long-term debt                   637,000             722,000
    Notes payable                                                3,935,000           3,980,000
    Other long-term liabilities                                  3,929,000           2,000,000
                                                             -------------       -------------

Shareholders' equity
    Common stock, $.01 par value, 24,000,000 authorized,
     10,546,256 and 10,257,808 issued and outstanding
     at October 31, 1997 and January 31, 1997, respectively        105,000             103,000
    Additional paid-in capital                                  89,378,000          89,380,000
    Retained earnings                                            1,271,000            -----
    Notes receivable                                            (5,620,000)         (5,340,000)
                                                             -------------       -------------

              Total shareholders'  equity                       85,134,000          84,143,000
                                                             -------------       -------------

              Total liabilities and shareholders' equity    $  150,846,000      $  131,742,000
                                                             -------------       -------------
                                                             -------------       -------------

               See accompanying notes to Condensed Financial Statements

                            WHEREHOUSE ENTERTAINMENT, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                             New                 Old                 New                Old
                                                          Wherehouse          Wherehouse          Wherehouse         Wherehouse
                                                       ----------------    ----------------    ----------------   ----------------
                                                            Three                Three               Nine                Nine
                                                         Months Ended         Months Ended       Months Ended        Months Ended
                                                       October 31, 1997     October 31, 1996   October 31, 1997    October 31, 1996
                                                       ----------------    ----------------    ----------------   ----------------
Sales                                                 $      60,762,000   $      63,184,000   $     184,342,000  $     200,894,000
Rental revenue                                               11,199,000          14,960,000          38,682,000         52,409,000
                                                       ----------------    ----------------    ----------------   ----------------
                                                             71,961,000          78,144,000         223,024,000        253,303,000

Cost of sales                                                37,903,000          40,029,000         117,656,000        129,967,000
Costs of rentals, including amortization                      6,008,000           9,392,000          21,728,000         27,309,000
                                                       ----------------    ----------------    ----------------   ----------------
                                                             43,911,000          49,421,000         139,384,000        157,276,000

Selling, general and administrative expenses                 25,195,000          32,510,000          77,302,000        100,279,000
Depreciation & amortization                                   1,616,000           2,610,000           4,849,000          9,283,000
                                                       ----------------    ----------------    ----------------   ----------------

Income (loss) from operations                                 1,239,000          (6,397,000)          1,489,000        (13,535,000)

Interest expense                                                115,000             281,000             337,000            594,000
Interest income                                                (494,000)           (122,000)         (1,032,000)          (216,000)
                                                       ----------------    ----------------    ----------------   ----------------

Income (loss) before reorganization items & income taxes      1,618,000          (6,556,000)          2,184,000        (13,913,000)

Reorganization items:
              Professional fees                                -----                900,000            -----             2,686,000
              Provision for store closing costs                -----               -----               -----             1,134,000
                                                       ----------------    ----------------    ----------------   ----------------
                                                               -----                900,000            -----             3,820,000
                                                       ----------------    ----------------    ----------------   ----------------

Income (loss) before income taxes                             1,618,000          (7,456,000)          2,184,000        (17,733,000)
                                                       ----------------    ----------------    ----------------   ----------------

Provision for income taxes                                      648,000            -----                913,000           -----

Net income  (loss)                                    $         970,000   $      (7,456,000)  $       1,271,000    $   (17,733,000)
                                                       ----------------    ----------------    ----------------   ----------------
                                                       ----------------    ----------------    ----------------   ----------------


Net income (loss) per share                           $            0.09                       $            0.12
                                                       ----------------                        ----------------
                                                       ----------------                        ----------------

Weighted average shares outstanding                          10,969,938                              10,666,193
                                                       ----------------                        ----------------
                                                       ----------------                        ----------------

Number of stores at end of period                                   230                 265                 230                265
                                                       ----------------    ----------------    ----------------   ----------------


               See accompanying notes to Condensed Financial Statements

                            WHEREHOUSE ENTERTAINMENT, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                                            New               Old
                                                                                         Wherehouse        Wherehouse
                                                                                      ----------------   ----------------
                                                                                            Nine              Nine
                                                                                        Months Ended      Months Ended
                                                                                      October 31, 1997   October 31, 1996
                                                                                      ----------------   ----------------
OPERATING ACTIVITIES:
    Net income (loss)                                                               $      1,271,000    $   (17,733,000)
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                                      4,849,000          9,637,000
        Rental amortization included in cost of rental                                    16,901,000         19,416,000
        Book value of rental inventory dispositions, included in cost of rental            3,300,000          7,893,000
        Deferred tax                                                                      (3,000,000)             -----

        Changes in operating assets and liabilities:
            Receivables                                                                    1,389,000            100,000
            Prepaid inventory deposits                                                     4,486,000          5,083,000
            Merchandise inventory                                                         (3,013,000)        (8,925,000)
            Other current assets                                                             473,000            797,000
            Accounts payable, accrued expenses and other liabilities                      18,077,000            135,000
            Rental inventory purchases                                                   (16,773,000)       (25,292,000)
                                                                                      ----------------   ----------------


                 Net cash provided by (used in) operating activities                      27,960,000         (8,889,000)


INVESTING ACTIVITIES:
    Acquisition of property, equipment and improvements                                   (2,930,000)        (1,934,000)
    Decrease (increase) in other assets and intangibles                                       65,000           (418,000)
                                                                                      ----------------   ----------------

                 Net cash used in investing activities                                    (2,865,000)        (2,352,000)

FINANCING ACTIVITIES:
    Principal payments on capital lease obligations
      and long-term debt                                                                    (553,000)          (618,000)
    Short term borrowings                                                                   -----             5,934,000
                                                                                      ----------------   ----------------

                 Net cash provided by (used in) financing activities                        (553,000)         5,316,000
                                                                                      ----------------   ----------------

Net increase (decrease) in cash                                                           24,542,000         (5,925,000)

Cash at beginning of the period                                                            6,178,000          7,353,000
                                                                                      ----------------   ----------------
Cash at end of the period                                                           $     30,720,000    $     1,428,000
                                                                                      ----------------   ----------------
                                                                                      ----------------   ----------------

Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                                                    $         82,042    $       516,000
        Income taxes                                                                       1,710,000             25,000
        Reorganization items                                                               9,850,000          2,815,000


               See accompanying notes to Condensed Financial Statements

                            WHEREHOUSE ENTERTAINMENT, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)


1.      BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. Certain reclassifications of balances have been made to the 1996 amounts to conform to the 1997 presentation. For further information, refer to the financial statements, and footnotes thereto, included in the Company's reports on Form 10-K for the year ended January 31, 1997.


2.  REORGANIZATION UNDER CHAPTER 11

    The Company's Plan of Reorganization, (the "Plan") was confirmed by an order of the Bankruptcy Court entered on January 7, 1997. The effective date of the Plan occurred on January 31, 1997.

    Pursuant to the Plan, Wherehouse Entertainment, Inc. (New Wherehouse) was incorporated on November 15, 1996, as WEI Acquisition Co. On January 31, 1997, New Wherehouse acquired (the Acquisition) substantially all the assets of Wherehouse Dissolution Co. (Old Wherehouse), and its parent company, WEI Holdings, Inc. Prior to the Acquisition, Old Wherehouse was known as "Wherehouse Entertainment, Inc.," and after the Acquisition, Old Wherehouse changed its name to "Wherehouse Dissolution Co." After the Acquisition, New Wherehouse changed its name to "Wherehouse Entertainment, Inc." New Wherehouse and Old Wherehouse are collectively referred to as the Company or Wherehouse where the discussion relates to the continuing business operations of Old Wherehouse and New Wherehouse.

    Since the Plan Effective Date, the Bankruptcy Court has retained jurisdiction over certain claims and other matters relating to the Debtors' Bankruptcy estates, but the Company has been and is free to carry out its business without oversight by the Bankruptcy Court.

    For a summary of the Plan, reference is made to the Company's Annual Report on Form 10-K for the year ended January 31, 1997.

3.  FRESH START REPORTING

    On January 31, 1997, the Company implemented the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position (SOP 90-7) on Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7). This resulted in the use of fresh start reporting, since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Plan, received less than fifty percent of the voting shares of the emerging entity. Under this SOP, all assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximated its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying Company balance sheet as of January 31, 1997, represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit. In addition, the Company selected certain accounting policies adopted at New Wherehouse's inception which are not consistent with those used by Old Wherehouse. Accordingly, the results of operations of New Wherehouse may not be comparable to those of Old Wherehouse. During the quarter ending January 31, 1998, the Company expects to record reclassification adjustments on the initial allocation of reorganization valuation as of January 31, 1997, based on final analysis and appraisals being obtained.


4.  REVOLVING CREDIT FACILITY

    Pursuant to the Plan, the Company entered into a loan and security agreement with Congress Financial Corporation (Western) (the Congress Facility), which provides a borrowing capacity of up to $30,000,000 with a letter of credit subfacility of $10,000,000, subject to borrowing base limitations based upon, among other things, the value of certain eligible merchandise inventory. The Congress Facility prohibits the Company from declaring or paying dividends on its classes of capital stock, including the common stock, in excess of an aggregate of $6.0 million, unless certain financial performance targets set forth in the Congress Facility are met. As of October 31, 1997, there were no borrowings outstanding under the Congress Facility, although $700,000 of letters of credit were outstanding.


5.  RENTAL INVENTORY AMORTIZATION

    On January 31, 1997, the Company adopted a more accelerated method of amortization under which rental inventory is amortized using the straight-line method over a three-month period with a salvage value of $3.00 per unit. The previous method amortized rental inventory over a three year period for video cassettes and a two year period for video games.

6.  RESTATEMENT OF PRIOR QUARTERS

    The Company will be amending its previously issued reports on Form 10-Q for quarters ended April 30, 1997 and July 31, 1997 to reflect adjustments primarily to depreciation and amortization expense resulting from changes in the initial allocation of assets related to the Company's fresh start reporting. These changes were based on analysis and appraisals received by the Company, during the third quarter.

The impact on the first two quarters of fiscal year ending January 31, 1998 were as follows:

                                                    3 MONTHS ENDING              3 MONTHS ENDING
                                                     APRIL 30, 1997               JULY 31, 1997
                                                    ---------------              ---------------

                                           Previously                      Previously
                                           Reported          Restated      Reported       Restated
                                           ------------     ----------     ----------     ---------
  Income (loss) from operations            $(1,430,000)     $(524,000)     $ 177,000      $ 774,000
  Net income (loss)                           (830,000)      (286,000)      (230,000)       588,000
  Net income (loss) per share              $      (.08)     $    (.03)     $    (.02)     $     .06

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


RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED OCTOBER 31, 1997 AND OCTOBER 31, 1996

    Net revenues were $71.9 million and $78.1 million for the quarters ended October 31, 1997 and October 31, 1996, respectively. The Company believes that the decrease of $6.2 million, or 7.9%, was principally due to the closure of underperforming stores during the fiscal year ended January 31, 1997, as well as continued competitive and economic pressures in certain of the Company's markets.

    A summary of total net merchandise sales and rental revenues, by product category, is provided below:


                      NET MERCHANDISE SALES AND RENTAL REVENUES
                               BY MERCHANDISE CATEGORY
                             (Dollar Amounts in Millions)

                                                           Quarter Ended
                                                            October 31,
                                                          1997        1996
                                                          ----        ----
Net Merchandise Sales:
    Music                                                $ 53.0      $ 54.8
    Other, principally sales of new video
      cassettes, video game software and hardware,
      general merchandise and ticket commissions.           7.7         8.4
                                                          -----       -----
          Total merchandise sales                        $ 60.7      $ 63.2
                                                         ------      ------

Rental Revenue
    Video cassette and other rental revenue              $ 11.2      $ 14.9
                                                          -----       -----
          Total rental revenue                           $ 11.2      $ 14.9
                                                          -----       -----
                 Total revenues                          $ 71.9      $ 78.1
                                                          -----       -----
                                                          -----       -----


     The sale of pre-recorded music, new video cassettes, video game software and hardware and general merchandise continue to represent the greatest portion of the Company's revenues.

For the quarter ended October 31, 1997, net merchandise sales represented 84.5% of aggregate revenues. On a same-store basis, net merchandise sales increased by 6.6% during the quarter ended October 31, 1997, as compared to the quarter ended October 31, 1996. Net merchandise sales were $60.7 million versus $63.2 million for the quarters ended October 31, 1997 and October 31, 1996, respectively, representing an overall decrease of 4.0%. The decrease of 4.0% was largely the result of the closure of underperforming stores during the fiscal year ended January 31, 1997.

     Rental revenue includes the revenues from the rental of video cassettes, video games, game players and audio cassette books and revenues from the sale of previously used video cassettes and video games. Approximately 170 of the Company's stores currently offer rental products. Rental revenue was $11.2 million versus $14.9 million during the quarters ended October 31, 1997 and October 31, 1996, respectively, representing a decrease of $3.7 million or 24.8%. On a same-store basis, rental revenue decreased approximately 20.0% as
compared to the prior year.   The Company believes that the decrease in
same-store rental revenue was primarily attributable to continued competition
and a general softening in rental video spending nationwide.    During the
quarter ended October 31, 1997, the Company decreased its purchases of video rental product by $2.7 million or 39.3% versus the same quarter of the prior year.

     Cost of sales decreased $2.1 million to $37.9 million for the quarter ended October 31, 1997 versus $40.0 million for the quarter ended October 31, 1996, representing a decrease of 5.3%. As a percentage of net merchandise sales, costs of sales decreased 1.0% to 62.4% during the quarter ended October 31, 1997 versus 63.4% during the quarter ended October 31, 1996. The 1.0% decrease in cost of sales as a percentage of net merchandise sales was primarily due to lower obsolescence provisions resulting from improved inventory management.

     Cost of rentals, including amortization, decreased to $6.0 million during the quarter ended October 31, 1997, a decrease of $3.4 million or 36.0%, versus $9.4 million during the quarter ended October 31, 1996. As a percentage of rental revenue, cost of rentals decreased to 53.6% during the quarter ended October 31, 1997 versus 62.8% during the quarter ended October 31, 1996, representing a decrease of 9.2%. The 9.2% decrease in cost of rentals is the result of a higher than normal charge for excess video liquidation in the prior year, which more than offsets the current year impact of the adoption of a more accelerated method of amortization of rental product. If Old Wherehouse had adopted this accelerated method of amortization as of January 31, 1996, cost of rentals during the quarter ended October 31, 1996 would have been lower (and gross profit higher, because the cost associated with the write down of excess video rental product last year would have been incurred as part of the accounting changes, for the fiscal year ending January 31, 1966) by approximately $1.7 million, since a significant portion of the charge taken in that quarter would have been recognized as of January 31, 1996, as a result of the change in method.

     Merchandise sales as a percentage of aggregate net revenues increased 3.5% to 84.4% during the quarter ended October 31, 1997 versus 80.9% during the quarter ended October 31, 1996.

     Selling, general and administrative expenses, were $25.2 million versus $32.5 million for the quarters ended October 31, 1997 and October 31, 1996, respectively, a decrease of $7.3 million or 22.5%. As a percentage of net revenues, selling, general and administrative expenses, were 35.0% during the quarter ended October 31, 1997 versus 41.6% during the quarter ended October 31, 1996, representing a decrease of 6.6%. The 6.6% decrease was principally due to reductions in rent and occupancy costs through landlord concessions, decreases in non-music advertising spending and decreases in other corporate and store expense categories.

     Income from operations for the quarter ended October 31, 1997 was $1.2 million as compared to a loss from operations of $6.4 million for the quarter ended October 31, 1996, an improvement of $7.6 million. As mentioned previously, the Company adopted an accelerated method of amortization for rental inventory at January 31, 1997. If the Company had adopted the accelerated method at January 31, 1996, loss from operations for the quarter ended October 31, 1996 would have been $1.7 million lower than reported. Including the impact of the change in the method of amortization of rental inventory, if it had been adopted by Old Wherehouse at January 31, 1996, income from operations for the period ended October 31, 1997 was $5.9 million higher than that experienced for the period ended October 31, 1996. The improvement in income from operations was primarily the result of the closure of underperforming stores during the fiscal year ended January 31,1997, reductions in rent and occupancy costs through landlord concessions, decreases in non-music advertising expense, and increased merchandise sales that more than offset the decline in rental revenue.

     Management believes that EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) is a measurement tool commonly used among retailers to evaluate, for internal purposes, the relative earning power of the business. The merchandising format employed by the Company includes merchandise offered for sale, as well as the rental of video cassettes, video games and game players. Product purchased for rental purposes is recorded as an asset and is amortized over a three month period, using a half-month convention in the month of acquisition. Rental product amortization is included in cost of rental in the Company's income statement. Management believes that the difference between the cost of rental amortization of current rental inventory and book value of rental dispositions, versus the rental product purchases during the period, is an additional indicator that should be taken into account in assessing the earning power of the Company. It is management's belief that due to the combined format of rental product and sale merchandise, a more appropriate calculation of EBITDA (hereinafter referred to as Adjusted EBITDA) should include the net difference between rental amortization and book value of rental dispositions, versus rental inventory purchased during the period. The schedule below shows the results of this calculation. This measurement is not intended to replace the Balance Sheet, Statement of Operations and Statement of Cash Flow included in this document. Rather, it is presented as supplementary information.

                                   ADJUSTED EBITDA

                                                            THREE MONTHS ENDED
                                                             OCTOBER 31, 1997
                                                            -------------------

               Income from Operations                          $1,239,000

               Add back:
               Depreciation on equipment and
                  amortization on improvements                 $1,616,000
                                                               ----------
                     Subtotal                                  $2,855,000
               Add:
               Book value of rental dispositions (excluding
                  dispositions outside the normal course
                  of operations)                               $  445,000
               Rental amortization in cost of rental           $4,725,000

               Less:
               Costs of rental inventory purchases             $4,105,000
                                                               ----------
                     Adjusted EBITDA                           $3,920,000
                                                               ----------
                                                               ----------

               Reorganization items include costs related to the bankruptcy case including professional fees for legal and financial advisors, costs related to the closing of stores, and the estimated cost associated with the rejection of certain executory contracts. For the quarter ended October 31, 1996, the Company reported total reorganization items of $.9 million.

               The Company recorded a tax provision of $0.7 million for the quarter ended October 31, 1997, but did not record any tax benefit for the quarter ended October 31, 1996. The provision represents an effective tax rate of 40% which the Company estimates will be its effective tax rate for the year ended January 31, 1998.

               The Company is currently under audit by the California Franchise Tax Board ("FTB") for tax years January 31, 1992, 1993 and 1994. The Company believes that it has made adequate provision in the financial statements for the outcome of this audit.

FOR NINE MONTHS ENDED OCTOBER 31, 1997 AND OCTOBER 31, 1996

               Net revenues were $223.1 million and $253.3 million for the nine months ended October 31, 1997 and October 31, 1996, respectively. The Company believes that the decrease of $30.2 million, or 11.9%, was principally due to the closure of underperforming stores during the fiscal year ended January 31, 1997 as well as continued competitive and economic pressures in certain of the Company's markets.

               A summary of total net merchandise sales and rental revenues, by product category, is provided below:


                      NET MERCHANDISE SALES AND RENTAL REVENUES
                               BY MERCHANDISE CATEGORY
                             (Dollar Amounts in Millions)

                                                            Nine Months Ended
                                                                October 31,
                                                             1997        1996
                                                             ----        ----
Net Merchandise Sales:

       Music                                               $ 160.6    $ 172.5
       Other, principally sales of new video cassettes,
          video game software and hardware, general
          merchandise and ticket commissions                  23.0       28.4
                                                           -------    -------
             Total merchandise sales                       $ 184.4    $ 200.9
                                                           -------    -------

Rental Revenue
       Video cassette and other rental revenue             $  37.3    $  52.4
       Video cassette liquidation                              1.4        0.0
                                                           -------    -------
             Total rental revenue                          $  38.7       52.4
                                                           -------    -------
                  Total revenues                           $ 223.1    $ 253.3
                                                           -------    -------
                                                           -------    -------

     The sale of pre-recorded music, new video cassettes, video game software and hardware and general merchandise continue to represent the greatest portion of the Company's revenues. Net merchandise sales were $184.4 million versus $200.9 million for the nine months ended October 31, 1997 and October 31, 1996, respectively, representing an overall decrease of 8.2%. The decrease of 8.2% was largely the result of the closure of underperforming stores during the fiscal year ended January 31, 1997. For the nine months ended October 31, 1997, net merchandise sales represented 82.7% of aggregate revenues. On a same-store basis, net merchandise sales increased by 5.0% during the nine months ended October 31, 1997, as compared to the nine months ended October 31, 1996.

     Rental revenue includes the revenues from the rental of video cassettes, video games, game players and audio cassette books and revenues from the sale of previously used videocassettes and video games. Approximately 170 of the Company's stores currently offer rental products. Rental revenue was $38.7 million versus $52.4 million during the nine months ended October 31, 1997 and October 31, 1996, respectively, representing a decrease of $13.7 million or 26.2%. On a same-store basis rental revenue for the nine months ended October 31, 1997 decreased approximately 23.0%. The Company believes that the decrease in same-store rental revenue was primarily attributable to continued competition and a general softening in rental video spending nationwide. During the nine months ended October 31, 1997, the Company decreased its purchases of video rental product by $8.5 million or 33.7% versus the same nine months of the prior year.

     Included in rental revenue for the nine months ended October 31, 1997 was approximately $1.4 million of revenue from the liquidation of excess video catalog inventory (outside the normal course of operations). The Company may experience continued excess video liquidations during the remainder of the current fiscal year. The Company believes it has adequately provided for the costs resulting from this liquidation.

     Cost of sales decreased $12.3 million to $117.7 million for the nine months ended October 31, 1997, versus $130.0 million for the nine months ended October 31, 1996, representing a decrease of 9.5%. As a percentage of net merchandise sales, cost of sales decreased 0.9% to 63.8% during the nine months ended October 31, 1997 versus 64.7% during the nine months ended October 31, 1996.
The 0.9% decrease in cost of sales as a percentage of net merchandise sales was principally due to lower obsolescence provisions resulting from improvements in inventory management and higher discounts.

     Cost of rentals, including amortization, decreased to $21.7 million during the nine months ended October 31, 1997, a decrease of $5.6 million or 21.0%, versus $27.3 million during the nine months ended October 31, 1996. As a percentage of rental revenue, cost of rentals increased to 56.2% during the nine months ended October 31, 1997 versus 52.1% during the nine months ended October 31, 1996, representing an increase of 4.1%. The 4.1% increase in cost of rentals is primarily due to the impact of the revenue shortfall. If Old Wherehouse had adopted this accelerated method of amortization as of January 31, 1996, cost of rentals during the nine months ended October 31, 1996 would have been higher (and gross profit lower) by approximately $0.2 million.

     Merchandise sales as a percentage of aggregate net revenues increased 3.2% to 82.5% during the nine months ended October 31, 1997 versus 79.3% during the nine months ended October 31, 1996.

     Selling, general and administrative expenses, were $77.3 million versus $100.3 million for the nine months ended October 31, 1997 and October 31, 1996, respectively, a decrease of $23.0 million or 22.9%. As a percentage of net revenues, selling, general and administrative expenses, were 34.7% during the nine months ended October 31, 1997 versus 39.6% during the nine months ended October 31, 1996, representing a decrease of 4.9%. The 4.9% decrease was principally due to the closure of underperforming stores during the fiscal year ended January 31, 1997, reductions in rent and occupancy costs through landlord concessions, decreases in non-music advertising spending and other decreases in corporate and store expense categories.

     Income from operations for the nine months ended October 31, 1997 was $1.5 million as compared to a loss from operations of $13.5 million for October 31, 1996, an improvement of $15.0 million. As mentioned previously, the Company adopted an accelerated method of amortization for rental inventory at January 31, 1997. If the Company had adopted the accelerated method at January 31, 1996, the loss from operations for the nine months ended October 31, 1996 would have been $13.8 million. Including the impact of the change in the method of amortization of rental inventory, if it had been adopted by Old Wherehouse at January 31, 1996 income from operations for the nine months ended October 31, 1997 was $14.7 million higher than that experienced for the nine months ended October 31, 1996. The improvement in income from operations was primarily the result of the closure of underperforming stores during the fiscal year ended January 31, 1997, reductions in rent and occupancy costs through landlord concessions, decreases in non-music advertising expense, and increased merchandise sales that more than offset the decline in rental revenue.

     Management believes that EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) is a measurement tool commonly used among retailers to evaluate, for internal purposes, the relative earning power of the business. The merchandising format employed by the Company includes merchandise offered for sale, as well as the rental of video cassettes, video games and game players. Product purchased for rental purposes is recorded as an asset and is amortized over a three month period, using a half-month convention in the month of acquisition. Rental product amortization is included in cost of rental in the Company's income statement. Management believes that the difference between the cost of rental amortization of current rental inventory and the book value of rental dispositions, versus the rental product purchases during the period, is an additional indicator that should be taken into account in assessing the earning power of the Company. It is management's belief that due to the combined format of rental product and sale merchandise, a more appropriate calculation of EBITDA (hereinafter referred to as Adjusted EBITDA) should include the net difference between rental amortization and the book value of rental dispositions, versus rental inventory purchased during the period. The schedule below shows the results of this calculation. This measurement is not intended to replace the Balance Sheet, Statement of Operations and Statement of Cash Flow included in this document.

                                   ADJUSTED EBITDA

                                                               NINE MONTHS ENDED
                                                               OCTOBER 31, 1997
                                                               -----------------

                 Income from Operations                          $1,489,000

                 Add back:
                 Depreciation on equipment and
                    amortization on improvements                 $4,849,000
                                                                 ----------
                      Subtotal                                   $6,338,000
                 Add:
                 Book value of rental dispositions (excluding
                    dispositions outside the normal course
                    of operations)                               $1,879,000
                 Rental amortization in cost of rental          $16,901,000

                 Less:
                 Costs of rental inventory purchases            $16,773,000
                                                                -----------

                      Adjusted EBITDA                            $8,345,000
                                                                 ----------
                                                                 ----------

     Reorganization items in 1996 include costs related to the bankruptcy case, including professional fees for legal and financial advisors, costs related to the closing of stores, and the estimated costs associated with the rejection of certain executory contracts.

     The Company recorded a tax provision of $0.9 million for the nine months ended October 31, 1997 but did not record any tax benefit for nine months ended October 31, 1996. The tax provision benefit represents an effective tax rate of 40% which the Company estimates will be its effective tax rate for the year ended January 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended October 31, 1997, the Company's net cash provided by operating activities increased by $36.9 million to $28.0 million. The $36.9 million increase in cash from operating activities, was primarily due to improvements in operating performance as well as increased payables and accrued expenses and reductions in prepaids and other current assets.

     Cash used in investing activities increased by $0.5 million to $2.9 million during the nine months ended October 31, 1997 from $2.4 million during the nine months ended October 31, 1996, principally due to increased acquisitions of property, equipment and improvements.

     The Company believes that the combined impact of the current borrowing facility (see Note 4 under Notes to Condensed Financial Statements), existing cash on hand and net cash provided by operations is adequate to support existing operations for the next twelve months.

     The Company expects to make additional payments to creditors, professionals and others of up to $3.5 million through the end of the current fiscal year under its Plan of Reorganization.

     As of October 31, 1997 the Company has renewed six leases for existing stores and did not sign any lease commitments to open new stores during the next twelve months. The Company has plans to close seven stores at the end of the quarter ending January 31, 1998, and is evaluating as many as six additional stores which may be closed if the Company is unable to reach mutually acceptable lease terms with landlords. Of the seven stores planned to close, three are the result of lease expiration, and four are the result of the exercise of previously negotiated right to terminate provisions.

     The Company has assessed its information systems compliance with year 2000 requirements and anticipates the need for future commitments in order to be in full compliance.

SEASONALITY

     The Company's business is seasonal, and revenues and operating income are highest during the fourth quarter.

                                       PART II

                                  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS


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


ITEM 5.   OTHER INFORMATION

          None.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

          27.0  Financial Data Schedule

          (b)   Current Reports on Form 8-K

                None.

                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            WHEREHOUSE ENTERTAINMENT, INC.


Date:  December 22, 1997                /s/ Antonio C. Alvarez
                                        -----------------------------
                                        ANTONIO C. ALVAREZ
                                        Chairman of the Board and Chief
                                        Executive Officer, and Director
                                        (Principal Executive Officer)


Date:  December 22, 1997                /s/ Robert S. Kelleher
                                        -----------------------------
                                        ROBERT S. KELLEHER
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)