Form 10-Q/A
period 1997-04-30
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 1997-12-30
CIK 1031754

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QA

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarter period ended April 30, 1997

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

     As of April 30, 1997, 10,257,808 shares of the registrant's common stock were issued and outstanding and 907,839 additional shares are expected to be issued pursuant to the bankruptcy plan of reorganization discussed in Item 1 below.

The Registrant's Form 10-Q for the quarter ended April 30, 1997, is being amended to read as follows:

                                     INDEX

                         WHEREHOUSE ENTERTAINMENT, INC.

                                                                         Page
                                                                         ----
FORWARD LOOKING STATEMENTS                                                 3

Part I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Balance Sheets -
               April 30, 1997 (Unaudited) and January 31, 1997             4

               Condensed Statements of Operations -
               Three Months Ended April 30, 1997 (New Wherehouse)
               and 1996 (Old Wherehouse) (Unaudited)                       5

               Condensed Statements of Cash Flows -
               Three Months Ended April 30, 1997 (New Wherehouse) and
               1996 (Old Wherehouse) (Unaudited)                           6

               Notes to Condensed Financial Statements                     7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operation               10

Part II.  OTHER INFORMATION

      Item 1.  Legal Proceedings                                          14

      Item 2.  Changes in Securities                                      14

      Item 3.  Defaults Upon Senior Securities                            14

      Item 4.  Submission of Matters to a Vote of Security Holders        15

      Item 5.  Other Information                                          15

      Item 6.  Exhibits and Reports on Form 8-K                           15

SIGNATURES                                                                16

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

ITEM 1
                                    PART 1

                             FINANCIAL INFORMATION

                       WHEREHOUSE ENTERTAINMENT, INC.
                          CONDENSED BALANCE SHEETS


                                                              April 30,        January 31,
                                                                1997               1997
                                                            -----------        ------------
                                                            (Unaudited)
ASSETS
Current Assets
   Cash                                                     $  18,492,000       $  6,178,000
   Receivables                                                  1,222,000          1,932,000
   Prepaid inventory deposits                                     294,000          4,486,000
   Merchandise inventory                                       72,527,000         75,800,000
   Other current assets                                         1,659,000          2,259,000
   Rental  inventory, net (Note 5)                              8,015,000          9,686,000
                                                             ------------       ------------
           Total current assets                               102,209,000        100,341,000

Equipment and improvements, net                                20,377,000         21,337,000
Reorganization value in excess of amounts
  allocable to identifiable assets, net                         9,481,000          9,724,000
Other assets                                                      330,000            340,000
                                                             ------------       ------------
           Total assets                                    $  132,397,000     $  131,742,000
                                                             ------------       ------------
                                                             ------------       ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                   $   40,311,000      $  40,168,000
   Current maturities of capital lease obligations
     and long-term debt                                           530,000            729,000
                                                             ------------       ------------
           Total current liabilities                           40,841,000         40,897,000
                                                             ------------       ------------
   Capital leases obligations and long-term debt                  707,000            722,000
   Notes payable                                                3,980,000          3,980,000
   Other long-term liabilities                                  3,105,000          2,000,000
                                                             ------------       ------------
Shareholders' equity
   Common stock, $.01 par value, 24,000,000
     authorized, 10,257,808 issued and outstanding
     at April 30, 1997 and January 31, 1997, respectively         103,000            103,000
   Additional paid-in capital                                  89,380,000         89,380,000
   Retained earnings                                             (286,000)           -----
   Notes receivable                                            (5,433,000)        (5,340,000)
                                                             ------------       ------------
           Total shareholders' equity                          83,764,000         84,143,000
                                                             ------------       ------------
           Total liabilities and shareholders' equity      $  132,397,000     $  131,742,000
                                                             ------------       ------------
                                                             ------------       ------------

               See accompanying notes to Condensed Financial Statements

                         WHEREHOUSE ENTERTAINMENT, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       New                    Old
                                                                    Wherehouse             Wherehouse
                                                                   -------------          --------------
                                                                       Three                 Three
                                                                    Months Ended          Months Ended
                                                                   April 30, 1997        April 30, 1996
                                                                   --------------        --------------
Sales                                                              $  59,929,000          $  69,372,000
Rental revenue                                                        13,254,000             18,118,000
                                                                    -------------          --------------
                                                                      73,183,000             87,490,000

Cost of sales                                                         38,281,000             44,971,000
Costs of rentals, including amortization  (Note 5)                     7,831,000              7,047,000
                                                                    -------------          --------------
                                                                      46,112,000             52,018,000

Selling, general and administrative expenses                          25,979,000             33,248,000
Depreciation and amortization                                          1,616,000              3,469,000
                                                                    -------------          --------------

Income (loss) from operations                                           (524,000)            (1,245,000)

Interest expense                                                         111,000                189,000
Interest income                                                         (189,000)               (52,000)
                                                                    -------------          --------------

Income (loss) before reorganization items & income taxes                (446,000)            (1,382,000)

Reorganization items
                  Professional fees                                       -----                 853,000
                  Provision for store closing costs                       -----                  31,000
                                                                    -------------          --------------
                                                                          -----                 884,000
                                                                    -------------          --------------
Income (loss) before income taxes                                       (446,000)             (2,266,000)
                                                                    -------------          --------------
Provision (benefit) for income taxes                                    (160,000)                 -----
                                                                    -------------          --------------
Net income (loss)                                                    $  (286,000)          $  (2,266,000)
                                                                    -------------          --------------
                                                                    -------------          --------------
Net income (loss) per share                                          $     (0.03)
                                                                    -------------
                                                                    -------------
Weighted average shares outstanding                                   10,297,808
                                                                    -------------
                                                                    -------------

              See accompanying notes to Condensed Financial Statements

                          WHEREHOUSE ENTERTAINMENT, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      New                    Old
                                                                   Wherehouse             Wherehouse
                                                                  -------------          --------------
                                                                      Three                 Three
                                                                   Months Ended          Months Ended
                                                                  April 30, 1997         April 30, 1996
                                                                  -------------          --------------
OPERATING ACTIVITIES:
  Net income (loss)                                               $  (286,000)          $  (2,266,000)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                   1,617,000               9,388,000
    Rental amortization, included in cost of rental                 6,544,000
    Book value of rental inventory dispositions,
      included in cost of rental                                    1,397,000               1,127,000

    Changes in operating assets and liabilities:
      Receivables                                                     618,000                (191,000)
      Prepaid inventory deposits                                    4,192,000               6,413,000
      Merchandise inventory                                         3,273,000              (1,564,000)
      Other current assets                                            599,000                 241,000
      Accounts payable, accrued expenses and
        other liabilities                                           1,388,000              (1,555,000)
      Liabilities subject to compromise                                -----               (2,228,000)
      Rental inventory purchases                                   (6,271,000)             (9,028,000)
                                                                --------------            ------------

         Net cash provided by operating activities                 13,071,000                 337,000


INVESTING ACTIVITIES:
  Acquisition of property, equipment and improvements                (553,000)               (392,000)
  Decrease (increase) in other assets and intangibles                  10,000                (397,000)
                                                                --------------            ------------
         Net cash used in investing activities                       (543,000)               (789,000)

FINANCING ACTIVITIES:
   Principal payments on capital lease obligations
     and long-term debt                                              (214,000)               (209,000)
                                                                --------------            ------------
         Net cash used in financing activities                       (214,000)               (209,000)

Net increase (decrease) in cash                                    12,314,000                (661,000)

Cash at beginning of the period                                     6,178,000               7,353,000
                                                                --------------            ------------
Cash at end of the period                                       $  18,492,000            $  6,692,000
                                                                --------------            ------------
                                                                --------------            ------------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                 $      26,000            $    152,000
      Income taxes                                                    -----                   2,000
      Reorganization items                                         7,260,000                  66,000


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

5.   RENTAL INVENTORY AMORTIZATION

     On January 31, 1997, the Company adopted an accelerated method of amortization which amortizes rental inventory using the straight-line method over a three-month period with a salvage value of $3.00. The previous method amortized rental inventory over three years for video cassettes and two years for video games. The new method generated higher rental amortization (and, therefore, lower gross profit) in the first quarter of the fiscal year ending January 31, 1998 as compared to the method used in the first quarter of the fiscal year ended January 31, 1997.

6.   RESTATEMENT OF QUARTERS

     The Company is amending this Form 10-Q for the period ended April 30, 1997 to reflect adjustments to depreciation and amortization expense resulting principally from changes in the initial allocation of assets related to the Company's fresh start reporting. These changes were based on analysis and appraisals received, by the Company, during the third quarter.

     The earnings impact on the first quarter of the fiscal year ending January 31, 1998 was as follows:

                                 THREE MONTHS ENDED
                                   APRIL 30, 1997


                                         Previously
                                          Reported               Restated
                                         ---------               --------

     Income (loss) from operations      $(1,430,000)             $(524,000)
     Net income (loss)                     (830,000)              (286,000)
     Net income (loss) per share        $      (.08)             $    (.03)

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

     A summary of total net merchandise sales and rental revenues, by product category, is provided below:

                NET MERCHANDISE SALES AND RENTAL REVENUES
                         BY MERCHANDISE CATEGORY
                      (DOLLAR AMOUNTS IN MILLIONS)
                                                        Quarter Ended
                                                           April 30,
                                                      1997           1996
                                                      -----         -----
Net Merchandise Sales:

     Music                                            $ 51.8       $ 58.8
     Other, principally sales of new video
        cassettes, video game software and hardware,
        General merchandise and ticket commissions.      8.1         10.6
                                                       -----        -----
          Total merchandise sales                     $ 59.9       $ 69.4

Videocassette and other rental revenue                  13.3         18.1
                                                       -----        -----
               Total revenues                         $ 73.2       $ 87.5
                                                       -----        -----
                                                       -----        -----

     The sale of pre-recorded music, new video cassettes, video game software and hardware and general merchandise continue to represent the greatest portion of the Company's revenues. For the quarter ended April 30, 1997, net merchandise sales represented 81.9% of aggregate revenues. On a same-store basis net merchandise sales increased by 0.7% during the quarter ended April 30, 1997 as compared to the quarter ended April 30, 1996. (It should be noted that February, 1996 had 29 days as compared to 28 days for February, 1997. After excluding the impact of the difference in days, net merchandise sales increased by 1.8% on a same-store basis.) Net merchandise sales were $59.9 million versus $69.4 million for the quarters ended April 30, 1997 and April 30, 1996, respectively, representing an overall decrease of 13.6%. The decrease of $13.6% was largely the result of the closure of 63 stores during fiscal year 1997.

     Rental revenue includes the rental of videocassettes, video games and game players, audiocassette books, and laserdiscs; and sales of previously viewed videocassettes and previously played video games. Approximately 189 of the Company's stores currently offer rental products. Rental revenue was $13.3 million versus $18.1 million during the quarters ended April 30, 1997 and April 30, 1996, respectively, representing a decrease of $4.9 million or 26.8%. On a same-store basis rental revenue decreased approximately 17.0% as compared to the prior year. After excluding the impact of the difference in days as mentioned in the above paragraph, rental revenue decreased by 16.1% on a same-store basis. The Company believes that the decrease in same-store rental revenue was attributable to continued competition and general softening in rental consumer spending nationwide. During the quarter ended April 30, 1997, the Company decreased its purchases of video rental product by $2.8 million or 30.5% versus the same quarter of the prior year.

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

     Cost of rentals, including amortization, increased to $7.8 million during the quarter ended April 30, 1997, an increase of $0.8 million or 11.0%, versus $7.0 million during the quarter ended April 30, 1996. As a percentage of rental revenue, cost of rentals increased to 59.1% during the quarter ended April 30, 1997 versus 38.9% during the quarter ended April 30, 1996, representing an increase of 20.1%. The 20.1% increase in cost of rentals is primarily due to the adoption by New Wherehouse of a more accelerated amortization method versus the method used by Old Wherehouse during the quarter ended April 30, 1996. If Old Wherehouse had adopted this accelerated method of amortization as of January 31, 1996, cost of rentals during the quarter ended April 30, 1996 would have been higher (and gross profit lower) by approximately $2.7 million.

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

     Selling, general and administrative expenses, were $26.0 million versus $33.2 million for the quarters ended April 30, 1997 and April 30, 1996, respectively, a decrease of $7.2 million or 21.9%. As a percentage of net revenues, selling, general and administrative expenses, were 35.5% during the quarter ended April 30, 1997 versus 38.0% during the quarter ended April 30, 1996, representing a decrease of 2.5%. The 2.5% decrease was principally due to reductions in rent and occupancy costs, and to a lesser extent, advertising expense. During the quarter ended April 30, 1997, rent and occupancy costs decreased in absolute dollars by $3.8 million versus the quarter ended April 30, 1996.

     Loss from operations for April 30, 1997 was $0.5 million as compared to $1.2 million for April 30, 1996, an improvement of $0.7 million. As mentioned previously, the Company adopted an accelerated method of amortization for rental inventory at January 31, 1997. If the Company would have adopted the accelerated method at January 31, 1996, loss from operations for the quarter ended April 30, 1996 would have been $3.9 million. Excluding the impact of the change in the method of amortization of rental inventory, loss from operations for the period ended April 30, 1997 was lower than that experienced for the period ended April 30, 1996. The improvement in loss from operations was primarily the result of the closure of 63 underperforming stores during fiscal year 1997, reductions in rent and occupancy costs through landlord concessions, and decreases in other selling, general and administrative expenses that occurred as a result of the closure of stores.

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

     The Company recorded a tax benefit of $0.2 million for quarter ended April 30, 1997 but did not record any tax benefit for quarter ended April 30, 1996. Should Wherehouse realize pre-tax income in future quarters it will be subject to Federal and State tax. The benefit represents an effective tax rate of 40% which the Company estimates will be its effective tax rate for the year ended January 31, 1998.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


ITEM 5.   OTHER INFORMATION

          In its Annual Report on Form 10-K, filed on May 16, 1997, the Company erroneously stated that Mr. Gallen, a Director of the Company, had worked for Cerberus Partners, L.P., during the period of February 1993 through February 1994. Mr. Gallen spent this period on the premises of Feinberg Management, L.P. ("FMLP"), under the tutelage of Stephen Feinberg, the principal of FMLP, observing, training and learning investment techniques, procedures and philosophies. Mr. Gallen received no compensation from FMLP.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          27.0 Financial Data Schedule

          (b)  Current Reports on Form 8-K

               None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                         WHEREHOUSE ENTERTAINMENT, INC.


Date:      December 30, 1997       /s/ Antonio C. Alvarez
                                   ----------------------------------
                                   ANTONIO C. ALVAREZ
                                   Chairman of the Board and Chief
                                   Executive Officer, and Director
                                   (Principal Executive Officer)


Date:     December 30, 1997        /s/ Robert S. Kelleher
                                   ----------------------------------
                                   ROBERT S. KELLEHER
                                   Senior Vice President and Chief Financial
                                   Officer
                                   (Principal Financial and Accounting
                                   Officer)