Form 10-Q/A
period 1997-07-31
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 1997-12-30
CIK 1031754

                                    UNITED STATES
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

     As of July 31, 1997, 10,546,259 shares of the registrant's common stock were issued and outstanding and 619,388 additional shares are expected to be issued pursuant to the bankruptcy plan of reorganization discussed in Item 1 below.

The Registrant's Form 10-Q for the quarter ended July 31, 1997, is being amended to read as follows:

                                       INDEX
                            WHEREHOUSE ENTERTAINMENT, INC.

                                                                       Page
                                                                       ----
FORWARD LOOKING STATEMENTS                                               3

Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets -
               July 31, 1997 (Unaudited) and January 31, 1997            4

               Condensed Statements of Operations -
               Three Months Ended July 31, 1997 (New Wherehouse)
               and 1996 (Old Wherehouse) (Unaudited)                     5

               Six Months Ended July 31, 1997 (New Wherehouse)
               and 1996 (Old Wherehouse) (Unaudited)                     5

               Condensed Statements of Cash Flows -
               Six Months Ended July 31, 1997 (New Wherehouse) and
               1996 (Old Wherehouse) (Unaudited)                         6

               Notes to Condensed Financial Statements                   7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation              10

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                        17

     Item 2.   Changes in Securities                                    17

     Item 3.   Defaults Upon Senior Securities                          17

     Item 4.   Submission of Matters to a Vote of Security Holders      17

     Item 5.   Other Information                                        17

     Item 6.   Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                              18

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

ITEM I.
                                   PART I.

                            FINANCIAL INFORMATION

                       WHEREHOUSE ENTERTAINMENT, INC.
                          CONDENSED BALANCE SHEETS

                                                               July 31,     January 31,
                                                                 1997          1997
                                                             -------------  ------------
                                                             (Unaudited)
ASSETS

Current Assets
     Cash and cash equivalents                                $ 28,732,000  $  6,178,000
     Receivables                                                 1,472,000     1,932,000
     Prepaid inventory deposits                                      -----     4,486,000
     Merchandise inventory                                      72,670,000    75,800,000
     Other current assets                                        1,407,000     2,259,000
     Rental  inventory, net (Note 5)                             7,620,000     9,686,000
                                                              ------------  ------------
              Total current assets                             111,901,000   100,341,000

Equipment and improvements, net                                 19,323,000    21,337,000
Reorganization value in excess of amounts allocable to
  identifiable assets, net                                       9,238,000     9,724,000
Deferred taxes                                                   2,130,000         -----
Other assets                                                       278,000       340,000
                                                              ------------  ------------
              Total assets                                    $142,870,000  $131,742,000
                                                              ------------  ------------
                                                              ------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                    $ 49,959,000  $ 40,168,000
     Current maturities of capital lease obligations
       and long-term debt                                          512,000       729,000
                                                              ------------  ------------
              Total current liabilities                         50,471,000    40,897,000
                                                              ------------  ------------
     Capital leases obligations and long-term debt                 569,000       722,000
     Notes payable                                               3,935,000     3,980,000
     Other long-term liabilities                                 3,636,000     2,000,000
                                                              ------------  ------------
Shareholders' equity
     Common stock, $.01 par value, 24,000,000 authorized,
       10,546,249 and 10,257,808 issued and outstanding
       at July 31, 1997 and January 31, 1997, respectively         103,000       103,000
     Additional paid-in capital                                 89,380,000    89,380,000
     Retained earnings                                             301,000         -----
     Notes receivable                                           (5,525,000)   (5,340,000)
                                                              ------------  ------------
              Total shareholders' equity                        84,259,000    84,143,000
                                                              ------------  ------------
              Total liabilities and shareholders' equity      $142,870,000  $131,742,000
                                                              ------------  ------------
                                                              ------------  ------------

                    See accompanying notes to Condensed Financial Statements

                                     WHEREHOUSE ENTERTAINMENT, INC.
                                   CONDENSED STATEMENTS OF OPERATIONS
                                              (Unaudited)


                                                         New            Old            New            Old
                                                     Wherehouse     Wherehouse     Wherehouse     Wherehouse
                                                    -------------  -------------  -------------  -------------
                                                        Three          Three           Six            Six
                                                     Months Ended   Months Ended   Months Ended   Months Ended
                                                    July 31, 1997  July 31, 1996  July 31, 1997  July 31, 1996
                                                    -------------  -------------  -------------  -------------
Sales                                                 $63,773,000    $68,339,000   $123,701,000   $137,712,000
Rental revenue                                         14,111,000     19,331,000     27,362,000     37,449,000
                                                    -------------  -------------  -------------  -------------
                                                       77,884,000     87,670,000    151,063,000    175,161,000

Cost of sales                                          41,471,000     44,967,000     79,753,000     89,938,000
Costs of rentals, including amortization  (Note 5)      7,891,000     10,870,000     15,720,000     17,917,000
                                                    -------------  -------------  -------------  -------------
                                                       49,362,000     55,837,000     95,473,000    107,855,000

Selling, general and administrative expenses           26,131,000     34,399,000     52,106,000     67,533,000
Depreciation and amortization                           1,617,000      3,325,000      3,233,000      6,908,000
                                                    -------------  -------------  -------------  -------------
Income (loss) from operations                             774,000     (5,891,000)       251,000     (7,135,000)

Interest expense                                          111,000        124,000        223,000        313,000
Interest income                                          (349,000)       (41,000)      (538,000)       (93,000)
                                                    -------------  -------------  -------------  -------------
                                                         (238,000)        83,000       (315,000)       220,000
Income (loss) before reorganization items &
  income taxes                                          1,012,000     (5,974,000)       566,000     (7,355,000)

Reorganization items:
     Professional fees                                      -----        923,000          -----      1,776,000
     Provision for store closing costs                      -----      1,113,000          -----      1,145,000
                                                    -------------  -------------  -------------  -------------
                                                            -----      2,036,000          -----      2,921,000
                                                    -------------  -------------  -------------  -------------
Income (loss) before income taxes                       1,012,000     (8,010,000)       566,000    (10,276,000)
                                                    -------------  -------------  -------------  -------------
Provision (benefit) for income taxes                      424,000          -----        265,000          -----
                                                    -------------  -------------  -------------  -------------
Net Income (loss)                                     $   588,000    $(8,010,000)  $    301,000   $(10,276,000)
                                                    -------------  -------------  -------------  -------------
                                                    -------------  -------------  -------------  -------------
Net Income (loss) per share                               $  0.06                  $       0.03
                                                    -------------                 -------------
                                                    -------------                 -------------
Weighted average shares outstanding                    10,311,107                    10,284,899
                                                    -------------                 -------------
                                                    -------------                 -------------
Number of stores at end of period                                                           231            281
                                                                                  -------------  -------------
                                                                                  -------------  -------------


                              See accompanying notes to Condensed Financial Statements

                           WHEREHOUSE ENTERTAINMENT, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                   New             Old
                                                                Wherehouse     Wherehouse
                                                               -------------   ------------
                                                                   Six             Six
                                                               Months Ended    Months Ended
                                                               July 31, 1997   July 31, 1996
                                                               -------------   ------------
OPERATING ACTIVITIES:
     Net income (loss)                                          $    301,000   $(10,276,000)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                            3,233,000      6,908,000
          Rental amortization, included in cost of rental         12,176,000     12,470,000
          Book value of rental inventory dispositions,
            included in cost of rental                             2,291,000      5,447,000

          Changes in operating assets and liabilities:
              Receivables                                            460,000       (231,000)
              Prepaid inventory deposits                           4,486,000      5,663,000
              Merchandise inventory                                3,130,000       (228,000)
              Other current assets                                   852,000      1,134,000
              Accounts payable, accrued expenses and
                other liabilities                                 10,328,000        979,000
              Liabilities subject to compromise                       -----      (1,445,000)
              Rental inventory purchases                         (12,668,000)   (18,530,000)
                                                               -------------   ------------

                   Net cash provided by  operating activities     24,589,000      1,891,000

INVESTING ACTIVITIES:
     Proceeds from sale of assets
     Acquisition of property, equipment and improvements          (1,727,000)    (1,161,000)
     Increase in other assets and intangibles                         62,000       (384,000)
                                                               -------------   ------------
                   Net cash used in investing activities          (1,665,000)    (1,545,000)

FINANCING ACTIVITIES:
     Principal payments on capital lease obligations
       and long-term debt                                           (370,000)      (420,000)
                                                               -------------   ------------
                   Net cash used in financing activities            (370,000)      (420,000)
                                                               -------------   ------------
Net increase (decrease) in cash                                   22,554,000        (74,000)

Cash at beginning of the period                                    6,178,000      7,353,000
                                                               -------------   ------------
Cash at end of the period                                       $ 28,732,000   $  7,279,000
                                                               -------------   ------------
                                                               -------------   ------------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                              $     60,000   $    276,000
          Income taxes                                             1,413,000          2,000
          Reorganization items                                     9,248,000      2,105,000

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

6.   RESTATEMENT OF QUARTERS

     The Company has amended its previously issued report in Form 10-Q for the quarter ended April 30, 1997 and is amending Form 10-Q for the quarter ended July 31, 1997 to reflect adjustments to depreciation and amortization expense resulting principally from changes in the initial allocation of assets related to the Company's fresh start reporting. These changes were based on analysis and appraisals received, by the Company, during the third quarter.

     The earnings impact on the first two quarters of the fiscal year ending January 31, 1998 is as follows:


                                       3 MONTHS ENDED          3 MONTHS ENDED
                                       APRIL 30, 1997           JULY 31, 1997
                                       --------------          --------------
                                  Previously                Previously
                                   Reported      Restated    Reported    Restated
                                 -----------    ---------   ----------   --------
Income (loss) from operations    $(1,430,000)   $(524,000)   $177,000    $774,000
Net income (loss)                   (830,000)    (286,000)    230,000     588,000
Net income (loss) per share      $      (.08)   $    (.03)   $    .02    $    .06

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


RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED JULY 31, 1997 AND JULY 31, 1996

     Net revenues were $77.9 million and $87.7 million for the quarters ended July 31, 1997 and July 31, 1996, respectively. The Company believes that the decrease of $9.8 million, or 11.2%, was principally due to the closing of underperforming stores during fiscal year ended January 31, 1997 as well as continued competitive and economic pressures in certain of the Company's markets.

     A summary of total net merchandise sales and rental revenues, by product category, is provided below:

                      NET MERCHANDISE SALES AND RENTAL REVENUES
                               BY MERCHANDISE CATEGORY
                             (DOLLAR AMOUNTS IN MILLIONS)

                                                         Quarter Ended
                                                           July 31,
                                                         1997     1996
                                                         ----     ----
Net Merchandise Sales:

     Music                                               $55.8    $59.4
     Other, principally sales of new video
         cassettes, video game software and hardware,
         general merchandise and ticket commissions.       8.0      8.9
                                                         -----    -----
           Total merchandise sales                        63.8     68.3
                                                         -----    -----
Rental Revenue
     Video cassette and other rental revenues             13.3     19.3
     Video cassette liquidation                            0.8       --
                                                         -----    -----
          Total rental revenue                            14.1     19.3
                                                         -----    -----
               Total revenues                            $77.9    $87.7
                                                         -----    -----
                                                         -----    -----

     The sale of pre-recorded music, new video cassettes, video game software and hardware and general merchandise continue to represent the greatest portion of the Company's revenues. For the quarter ended July 31, 1997, net merchandise sales represented 81.8% of aggregate revenues. On a same-store basis, net merchandise sales increased by 7.3% during the quarter ended July 31, 1997, as compared to the quarter ended July 31, 1996. Net merchandise sales were $63.8 million versus $68.3 million for the quarters ended July 31, 1997 and July 31, 1996, respectively, representing an overall decrease of 6.7%. The decrease of 6.7% was largely the result of the closure of underperforming stores during the fiscal year ended January 31, 1997.

     Rental revenue includes the rental of video cassettes, video games and game players, and audio cassette books; and sales of previously viewed video cassettes and previously played video games. Approximately 174 of the Company's stores currently offer rental products. Rental revenue was $14.1 million versus $19.3 million during the quarters ended July 31, 1997 and July 31, 1996, respectively, representing a decrease of $5.2 million or 27.0%. On a same-store basis, rental revenue decreased approximately 17.6% as compared to the prior
year.   The Company believes that the decrease in same-store rental revenue was primarily attributable to continued competition and a general softening in rental video spending nationwide. During the quarter ended July 31, 1997, the Company decreased its purchases of video rental product by $3.1 million or 32.7% versus the same quarter of the prior year.

     Included in rental revenue for the quarter ended July 31, 1997 was $0.8 million of liquidation income from the liquidation of excess video catalog inventory as a result of a rental merchandising project undertaken to improve rental efficiency. The Company may experience continued video liquidations in future quarters of the current fiscal year.

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

     Cost of rental, including amortization, decreased to $7.9 million during the quarter ended July 31, 1997, a decrease of $3.0 million or 27.4%, versus $10.9 million during the quarter ended July 31, 1996. As a percentage of rental revenue, cost of rentals decreased to 55.9% during the quarter ended July 31, 1997 versus 56.2% during the quarter ended July 31, 1996, representing a decrease of .3%. The .3% decrease in cost of rentals is the result of a higher than normal charge for video liquidation in the prior year, which more than offsets the current year impact of the adoption of a more accelerated method of amortization of rental product, and a decrease in rental revenue. If Old Wherehouse had adopted this accelerated method of amortization as of January 31, 1996, cost of rentals during the quarter ended July 31, 1996 would have been lower (and gross profit higher) by approximately $1.2 million since a significant portion of the charge taken in that quarter would have been recognized as of January 31, 1996 as a result of the change in method.

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

     Income from operations for the quarter ended July 31, 1997 was $0.8 million as compared to a loss from operations of $5.9 million for the quarter ended July 31, 1996, an improvement of $6.7 million. As mentioned previously, the Company adopted an accelerated method of amortization for rental inventory at January 31, 1997. If the Company had adopted the accelerated method at January 31, 1996, loss from operations for the quarter ended July 31, 1996 would have been $4.7 million. Excluding the impact of the change in the method of amortization of rental inventory, income from operations for the quarter ended July 31, 1997 was higher than that experienced for the period ended July 31, 1996. The improvement in income from operations was primarily the result of the closure of underperforming stores during the fiscal year ended January 31, 1997, reductions in rent and occupancy costs, decreases in non-music advertising expense, and increased merchandise sales that more than offset the decline in rental revenue.

     Reorganization items include costs related to the bankruptcy case including professional fees for legal and financial advisors, costs related to the closing of stores, and the estimated cost associated with the rejection of certain executory contracts. For the quarter ended July 31, 1996, the Company reported total reorganization items of $2.0 million.

     The Company recorded a tax provision of $0.4 million for the quarter ended July 31, 1997, but did not record any tax benefit for the quarter ended July 31, 1996. The provision represents an effective tax rate of 40% which the Company estimates will be its effective tax rate for the year ended January 31, 1998.

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

     A summary of total net merchandise sales and rental revenues, by product category, is provided below:


                      NET MERCHANDISE SALES AND RENTAL REVENUES
                               BY MERCHANDISE CATEGORY
                             (DOLLAR AMOUNTS IN MILLIONS)

                                                          Six Months Ended
                                                              July 31,
                                                          1997       1996
                                                         ------     ------
Net Merchandise Sales:

     Music                                               $107.6     $117.7
     Other, principally sales of new video cassettes,
         video game software and hardware, general
         merchandise and ticket commissions                16.1       20.0
                                                         ------     ------
           Total merchandise sales                        123.7      137.7
                                                         ------     ------
Rental Revenue
     Video cassette and other rental revenue               26.0       37.3
     Video cassette liquidation                             1.4        0.2
                                                         ------     ------
           Total rental revenue                            27.4       37.5
                                                         ------     ------
               Total revenues                            $151.1     $175.2
                                                         ------     ------
                                                         ------     ------


     The sale of pre-recorded music, new video cassettes, video game software and hardware and general merchandise continue to represent the greatest portion of the Company's revenues. For the six months ended July 31, 1997, net merchandise sales represented 81.9% of aggregate revenues. On a same-store basis, net merchandise sales increased by 4.0% during the six months ended July 31, 1997, as compared to the six months ended July 31, 1996. Net merchandise sales were $123.7 million versus $137.7 million for the six months ended July 31, 1997 and July 31, 1996, respectively, representing an overall decrease of 10.2%. The decrease of 10.2% was largely the result of the closure of underperforming stores during the fiscal year ended January 31, 1997.

     Rental revenue includes the rental of video cassettes, video games and game players, and audio cassette books; and sales of previously viewed video cassettes and previously played video games. Approximately 174 of the Company's stores currently offer rental products. Rental revenue was $27.4 million versus $37.4 million during the six months ended July 31, 1997 and

July 31, 1996, respectively, representing a decrease of $10.0 million or 26.9%. On a same-store basis rental revenue decreased approximately 17.3% as
compared to the prior year.   The Company believes that the decrease in
same-store rental revenue was primarily attributable to continued competition and a general softening in rental video spending nationwide. During the six months ended July 31, 1996, the Company decreased its purchases of video rental product by $5.9 million or 31.6% versus the same six months of the prior year.

     Included in rental revenue for the six months ended July 31, 1997 was $1.4 million of liquidation income from the liquidation of excess video catalog inventory as a result of a rental remerchandising project undertaken to improve rental efficiency. The Company may experience continued video liquidations during the remainder of the current fiscal year.

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

     Cost of rentals, including amortization, decreased to $15.7 million during the six months ended July 31, 1997, a decrease of $2.2 million or 12.3%, versus $17.9 million during the six months ended July 31, 1996. As a percentage of rental revenue, cost of rentals increased to 57.5% during the six months ended July 31, 1997 versus 47.8% during the six months ended July 31, 1996, representing an increase of 9.7%. The 9.7% increase in cost of rentals is primarily due to a decrease in rental income during the period and the adoption by New Wherehouse of a more accelerated amortization method versus the method used by Old Wherehouse. If Old Wherehouse had adopted this accelerated method of amortization as of January 31, 1996, cost of rentals during the six months ended July 31, 1996 would have been higher (and gross profit lower) by approximately $1.6 million.

     Merchandise sales as a percentage of aggregate net revenues increased 3.3% to 81.9% during the six months ended July 31, 1997 versus 78.6% during the six months ended July 31, 1996.

     Selling, general and administrative expenses, were $52.1 million versus $67.5 million for the six months ended July 31, 1997 and July 31, 1996, respectively, a decrease of $15.4 million or 22.8%. As a percentage of net revenues, selling, general and administrative expenses, were 34.5% during the six months ended July 31, 1997 versus 38.5% during the six months ended July 31, 1996, representing a decrease of 4.0%. The 4.0% decrease was principally due to the closure of underperforming stores during the fiscal year ended January 31, 1997, reductions in rent and occupancy costs through landlord concessions, decreases in non-music advertising spending and other corporate expense categories.

     Income from operations for July 31, 1997 was $0.3 million as compared to a loss of $7.1 million for July 31, 1996, an improvement of $7.4 million. As mentioned previously, the

Company adopted an accelerated method of amortization for rental inventory at January 31, 1997. If the Company had adopted the accelerated method at January 31, 1996, loss from operations for the six months ended July 31, 1996 would have been $8.7 million. Excluding the impact of the change in the method of amortization of rental inventory, income from operations for the six months ended July 31, 1997 was $7.4 million greater than that experienced for the six months ended July 31, 1996. The improvement from a loss in operations for the period ended July 31, 1996 and income from operations for the period ended July 31, 1997 is primarily the result of the closure of underperforming stores during the fiscal year ended January 31, 1997, reductions in rent and occupancy costs, decreases in non-music advertising expense, and increased merchandising sales that more than offset the decline in rental revenue.

     Reorganization items include costs related to the bankruptcy case including professional fees for legal and financial advisors, costs related to the closing of stores, and the estimated costs associated with the rejection of certain executory contracts. For the six months ended July 31 , 1996, the Company reported total reorganization items of $2.9 million.

     The Company recorded a tax provision of $0.3 million for the six months ended July 31, 1997 but did not record any tax benefit for six months ended July 31, 1996. Should Wherehouse realize pre-tax income in future quarters it will be subject to Federal and State tax. The benefit represents an effective tax rate of 40% which the Company estimates will be its effective tax rate for the year ended January 31, 1998.



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