Form 10-K
period 1998-01-31
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 1998-05-01
CIK 1031754

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                     FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended January 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File Number 0-22289

                           Wherehouse Entertainment, Inc.
               (Exact name of registrant as specified in its charter)

                   Delaware                              95-4608339
        (State or other jurisdiction of      (I.R.S. Employer Identification
         incorporation or organization)                    Number)


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

                           Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate book value of the estimated voting stock to be held by non-affiliates of the registrant is $18,408,021. (1)

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     X    No
      ----      ----

     As of April 22, 1998, 10,650,643 shares of the registrant's common stock were issued and outstanding and 171,923 additional shares are expected to be issued pursuant to the bankruptcy plan of reorganization discussed in Item 1 below.

     (1) There is no established trading market for the voting stock of the registrant. Accordingly, the registrant has utilized book value per share for purposes of the foregoing calculations concerning voting stock held by non-affiliates. This calculation of book value per share is not intended to represent the price at which those shares trade. As of
     January 31, 1998, 10,619,201 shares of the registrant's voting stock were issued and outstanding. All but 1,100,000 of those shares were issued pursuant to a bankruptcy plan of reorganization. See "Reorganization Under Chapter 11" in Item 1 below. At January 31, 1998, the registrant estimates that 203,365 additional shares of its voting stock may be issued pursuant to the plan of reorganization, after which a total of 10,822,566 shares of the registrant's voting stock will be issued and outstanding. The registrant estimates that of the number of total outstanding shares, approximately 2,178,464 shares will be held by non-affiliates of the
     registrant.   The book value of voting stock held by non-affiliates of the registrant specified above assumes the issuance of all 10,822,566 shares.

                             FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The sections of this Annual Report on Form 10-K containing such forward-looking statements include "Business", "Reorganization Under Chapter 11", "Merchandise Sale Products", "Video and Other Product Rentals" and "Competition" under Item 1 below, "Holders" under Item 5 below, and "Management's Discussion and Analysis of Financial Condition and Results of Operation" under Item 7 below. Statements in this Annual Report on Form 10-K which address activities, events or developments that the registrant expects or anticipates will or may occur in the future, including such things as future issuances of shares, future capital expenditures (including the amount and nature thereof), expansion and other development and technological trends of industry segments in which the registrant is active, business strategy, expansion and growth of the registrant's and its competitors' business and operations and other such matters are forward-looking statements. Although the registrant believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the registrant.

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

                                       PART I
ITEM 1.   BUSINESS

     The registrant, Wherehouse Entertainment, Inc. ("New Wherehouse") was incorporated under the laws of the State of Delaware on November 15, 1996 as WEI Acquisition Co. On January 31, 1997, New Wherehouse acquired (the "Acquisition") substantially all the assets of Wherehouse Dissolution Co. ("Old Wherehouse"), a Delaware corporation, and its parent company, WEI Holdings, Inc., a Delaware corporation ("WEI"; and together with Old Wherehouse, the "Debtors"), pursuant to a Chapter 11 plan of reorganization (as described in "Reorganization Under Chapter 11" below). Prior to the Acquisition, Old Wherehouse was known as "Wherehouse Entertainment, Inc.", and, after the Acquisition, Old Wherehouse changed its name to "Wherehouse Dissolution Co." After the Acquisition, New Wherehouse changed its name to "Wherehouse Entertainment, Inc." New Wherehouse is the successor to Old Wherehouse, and New Wherehouse has undertaken to continue the obligations of Old Wherehouse to file all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. New Wherehouse and Old Wherehouse will be collectively referred to in this Annual Report as the "Company" or "Wherehouse" where the discussion relates to the continuing business operations of Old Wherehouse and New Wherehouse.

     Based upon published and other information available to its management, Wherehouse is, in terms of both revenues and store count, one of the largest retailers of prerecorded music and videocassette rentals in the western United States. Old Wherehouse was founded in 1970. Since then, Wherehouse has evolved into a diversified entertainment retailer offering a broad range of prerecorded music, videocassettes and other products. As Wherehouse has grown, its product lines and product mix have updapted to respond to changes in electronic technology and consumer tastes.


REORGANIZATION UNDER CHAPTER 11

     On August 2, 1995 (the "Petition Date"), WEI and Old Wherehouse (collectively the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), seeking to reorganize under Chapter 11 (the "Bankruptcy Case"). Old Wherehouse and WEI continued to manage their respective affairs and operate their businesses as debtors-in-possession while they worked to develop a reorganization plan that would restructure their businesses and allow their emergence from Chapter 11.

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

     DISTRIBUTIONS UNDER THE REORGANIZATION PLAN

     Under the Reorganization Plan, substantially all of the Debtors' indebtedness held by their creditors was canceled in exchange for cash, shares of the Common Stock of New Wherehouse, par value $0.01 per share (the "New Common Stock"), and/or warrants to purchase New Common Stock or for no consideration. The Debtors' major groups of creditors were (1) Senior lenders under Old Wherehouse's bank credit agreement (the "Senior Lenders") led by Cerberus Partners, L.P. ("Cerberus") as the agent for the Senior Lenders, (2) trade creditors (the "Trade Creditors"), (3) holders of Old Wherehouse's Senior Subordinated Notes (the "Senior Subordinated Noteholders"), (4) holders of Old Wherehouse's 6 3/4% Convertible Subordinated Debentures (the "Convertible Debenture holders"), (5) other general unsecured creditors (the "General Unsecured Creditors") and (6) Federal and state taxing authorities.

     The Senior Lenders received 9,157,808 shares of New Common Stock under the Reorganization Plan on account of their claims as of January 31, 1997 and an additional 141,455 shares as of January 31, 1998, for a total of 9,299,263, representing 87.6% of the issued and outstanding shares of New Common Stock as of such date, prior to dilution for the Warrants described below, but after dilution for the A&M Shares (as defined in Item 13 below under "Certain Relationships and Related Transactions"). The Senior Lenders were paid approximately $2.8 million of adequate protection payments during the Bankruptcy Case and also received approximately $256,000 in cash subsequent to the Plan Effective Date. Based on the terms of the Reorganization Plan, the Senior Lenders are likely to receive additional shares of New Common Stock and cash as the claims of unsecured creditors (including Trade Creditors) are resolved. Based upon New Wherehouse's estimate of the resolution of Trade Creditor's claims, the Senior Lenders (or their assigns) will receive approximately 9,387,130 shares of New Common Stock in total. This total may increase or decrease based on the final resolutions of open unsecured creditors claims. Approximately $94.6 million of indebtedness held by the Senior Lenders was canceled in exchange for the issuance of such shares of New Common Stock and cash.

     Under the Reorganization Plan, those Trade Creditors identified by Old Wherehouse as continuing suppliers of certain inventory products and who agreed to provide normal trade credit terms to the Company after the Plan Effective Date were given the option (the "Exchange Option") to receive 27% of their allowed claims in cash in lieu of shares of New Common Stock. Substantially all of the Trade Creditors elected to exercise the Exchange Option and, as a result, the Company estimates that once all claims are resolved, approximately $11,250,000 in cash will have been distributed to the Trade Creditors. As of January 31, 1998, approximately $10,975,000 had been paid. Most of the Company's vendors, including its six major distributors of pre-recorded music, Warner/Elektra/Atlantic Corporation ("WEA"), UNI Distribution Corp. ("UNI"), Sony Music ("SONY"), Polygram Group Distribution, Inc. ("PGD"), BMG Distribution ("BMG") and EMI Music Distribution ("EMD"), elected to exercise the Exchange Option and have been providing normal trade credit terms to the Company.

     Under the Reorganization Plan, the Senior Subordinated Noteholders received $2,350,000 of cash from New Wherehouse (plus $1,550,000 of cash from a third party) and three tranches of warrants to purchase shares of New Common Stock (the "Warrants"). The Tranche A Warrants represent the right to purchase 576,000 shares of New Common Stock at an exercise price of $2.38 per share and have a five year maturity. The Tranche B Warrants represent the right to purchase 100,000 shares of New Common Stock at an exercise price of $9.00 per share and have a seven year maturity. The Tranche C Warrants represent the right to purchase 100,000 shares of New Common Stock at an exercise price of $11.00 per share and have a seven year maturity.

     The Convertible Debenture holders received no distribution under the Reorganization Plan. Approximately $5,344,000 of outstanding 6 3/4% Convertible Subordinated Debentures were canceled.

     Some of the claims of the General Unsecured Creditors have not yet been adjudicated and allowed by the Bankruptcy Court. Under the Reorganization Plan, any claims of General Unsecured Creditors (including claims of Trade Creditors who did not elect the Exchange Option) that become allowed by the Bankruptcy Court will receive approximately 31.92 shares of New Common Stock per $1,000 in such allowed claims. The Company estimates that, including shares already issued, approximately 335,120 shares of New Common Stock will be issued to General Unsecured Creditors (including Trade Creditors who did not elect the Exchange Option in order to resolve the remaining claims.)

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

     Pursuant to the Reorganization Plan, the Company entered into a loan and security agreement with Congress Financial Corporation (Western) (the "Congress Facility"), which provides a borrowing capacity of up to $30,000,000 with a letter of credit subfacility of up to $10,000,000, subject to borrowing base limitations based upon, among other things, the value of certain eligible merchandise inventory. As of January 31, 1998, there were no borrowings outstanding under the Congress Facility, although $0.7 million of letters of credit were outstanding.

GENERAL

     Wherehouse operated 223 stores at January 31, 1998 in seven states under the names "The Wherehouse," "Wherehouse Entertainment," "Record Shop," "Rocky Mountain Records" and "Odyssey." All but three of Wherehouse's stores operate under "The Wherehouse" or "Wherehouse Entertainment" names. Subsequent to January 31, 1998, the Company closed 3 stores.

     Wherehouse sells prerecorded music, videocassettes and digital versatile disc's ("DVD's"), video games, personal electronics (including personal stereos, portable stereos, headphones and related merchandise), blank audiocassettes and videocassettes, and accessories. Approximately 72% of Wherehouse's stores also rent both videocassettes and video games. Wherehouse believes that this combination entertainment store format offers competitive advantages relative to those competitors that operate stores offering only merchandise products for sale or products for rent. The merchandise sale and video rental lines complement one another and offer cross-selling opportunities. A video rental customer visits a store at least once, and possibly twice, for each transaction and is presented each time with Wherehouse's merchandise offerings.

     In the fiscal year ended January 31, 1998, sales of prerecorded music, videocassettes, video games, and accessories accounted for 84.3% of revenues, and rentals of videocassettes, video games, and other products (including revenue from the sale of previously viewed videocasettes) accounted for 15.7% of revenues.

     Of the 223 stores operating as of January 31, 1998, 190 stores were located in strip centers or freestanding buildings and 33 were located in malls. Approximately 89.2% of Wherehouse's stores are concentrated in eight major marketing areas (Los Angeles, San Francisco, San Diego, Sacramento, Seattle, Phoenix, Fresno and Las Vegas) and approximately 83% of the stores are located in California. Wherehouse has focused its operations on its eight major marketing areas in order to create competitive advantages in operations, advertising, marketing and distribution.

                            SALES AND RENTAL REVENUE BY
                                MERCHANDISE CATEGORY
                               (DOLLARS IN MILLIONS)

                                    Fiscal Years Ended January 31,
                                    ------------------------------
                                         New           Old
                                      Wherehouse    Wherehouse
                                     ----------   --------------
                                        1998      1997      1996
                                        ----      ----      ----
Merchandise sales

     Total music                       $239.2    $252.7    $292.2

     New videocassettes and DVDs        13.1      17.9      24.1

     Video game software and
     hardware, general merchandise,
     accessories, ticket commissions,
     and other                           23.8      24.9      34.0
                                       ------    ------    ------
Total merchandise sales                $276.1    $295.5    $350.3


     Video and other product rentals     51.3      70.0      82.9
                                       ------    ------    ------

TOTAL MERCHANDISE REVENUE              $327.4    $365.5    $433.2
                                       ------    ------    ------
                                       ------    ------    ------

MERCHANDISE SALE PRODUCTS

     Wherehouse stores generally sell a broad array of entertainment products, including prerecorded music, videocassettes and DVD's, video game software, accessories and personal electronics. The table above summarizes Wherehouse's dollar volume of sale revenue by merchandise category for fiscal year ended January 31, 1996 through fiscal year ended January 31, 1998. The percentage of total revenues contributed by merchandise sales has risen from 80.9% in 1996 to 84.3% in 1998. The number of different new music titles per store ranges from approximately 9,500 to 60,000, representing a range of 25,000 to 90,000 individual stock-keeping units in inventory per store.

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

     Wherehouse also buys and sells used products, principally used CDs, in the majority of its stores. The sale of used CDs was first tested in certain of Wherehouse's stores in fiscal 1993. Based upon strong consumer acceptance, Wherehouse began buying used CDs from customers and expanded upon its used product business significantly in fiscal 1996, 1997 and 1998. The Company feels that the increases achieved in the used CD business in the prior years have stabilized and the used CD business will, in the future, perform at a more stable growth rate.

      Prerecorded videocassettes and DVDs (feature films, music videos, and self-improvement programming) represented, after music, Wherehouse's second largest sale product category in the fiscal year ended January 31, 1997 and the fiscal year ended January 31, 1998. As of January 31, 1998, 80 of the Wherehouse stores sold DVDs with each store having a range of 150 to 350 titles per store. As box-office "hit" motion pictures continue to be released to the videocassette and DVDs sell-through market at reduced prices, industry-wide sales of this category have increased. Wherehouse's revenues from the sales of videocassettes, however, decreased from the fiscal year ended January 31, 1996 through the fiscal year ended January 31, 1998 with the proliferation of competitors' outlets selling videocassettes and the highly competitive pricing of the product, particularly from discounters and mass merchandisers, and the closing of Wherehouse stores during the Bankruptcy Case.

     Wherehouse sells video game hardware and software, blank audio and videocassette tapes, music and tape care products, carrying cases, storage units, and personal electronics. Wherehouse also collects commissions on event tickets sold under affiliations with Bay Area Seating Service (BASS) and Ticketmaster.

VIDEO AND OTHER PRODUCT RENTALS

     Wherehouse's other principal revenue source is the rental of prerecorded videocassettes and other products, chiefly feature films. Although most videocassette rentals are feature films, approximately 10% of Wherehouse's rentals in the fiscal year ended January 31, 1998 were non-theatrical titles, such as children's videos, adult videos, fitness videos, music videos and educational videos. Audiocassette books and video game players are also offered for rent in a few select stores. As of January 31, 1998, 161 of Wherehouse's 223 stores offered videocassettes and other products for rent. On average, stores that rent videocassettes carry approximately 3,500 units, although the number of units can range from as few as 1,500 units to as many as 9,200 units, representing approximately 1,000 to 6,500 individual titles.

     Wherehouse purchases prerecorded videocassettes from a variety of distributors and other suppliers. As with recording companies, the film studios or their videocassette distribution operations, each control a certain portion of available titles and seek to promote those titles. As of January 31, 1998, Wherehouse's leading suppliers of prerecorded videocassettes were Warner Home Video,

Ingram Entertainment and UNI. Wherehouse has not experienced, and does not anticipate having in the future, any material problems obtaining its products.

     The Company believes that an important element of efficient video rental operations is the disposition of previously viewed videocassettes to maximize the productivity of its inventory. Wherehouse's systems monitor the rental efficiency of its inventory on an individual title and unit basis. As a title's efficiency declines, previously viewed videocassettes are sold on a clearance basis in Wherehouse's stores, and, where appropriate, the Company may sell excess used video inventory to third-party distributors. The revenues from the clearance of previously viewed videocassettes are included in the revenue from video and other product rentals.

ADVERTISING AND PROMOTION

     Wherehouse employs advertising, promotion, pricing, and presentation in a coordinated manner to generate customer awareness of its breadth of product and value pricing on selected items, and to induce trial and repeat purchase of its products and video rental services. Wherehouse advertises on a regular and frequent basis in a variety of broadcast and print media, including radio, newspaper, direct mail and freestanding inserts. The advertising generally emphasizes immediate availability of hit product at competitive prices, as well as access to a broad array of catalog product. Wherehouse believes its strategy of clustering its stores in major markets allows it to optimize the use of its advertising expenditures.

     Wherehouse also seeks to take advantage of cooperative advertising payments from suppliers, which are generally available to the industry. Music and video companies generally provide funds on a title-by-title basis and, occasionally, on a label-wide basis to promote new releases. When Wherehouse runs pre-authorized advertising that contains reference to a specific title or label, the related supplier will generally reimburse 100% of the pro rata cost of that advertising.

TRADE CUSTOMS AND PRACTICES

     Most of the Company's music purchases are protected by return policies offered by major manufacturers. The return privilege generally exists for each music title as long as that title remains in the current music catalog of a manufacturer. Catalog changes are generally made only after advance notice, allowing the Company to return excess inventory before a title is discontinued. Most of the Company's major pre-recorded music suppliers provide unlimited returns of unopened items, but generally charge return penalties of varying amounts. The major suppliers do not accept returns of opened merchandise on the same basis as unopened items, but do generally provide the Company with certain additional allowances. Returns to vendors were suspended following Old Wherehouse's bankruptcy filing but were reinstated several months later for most of the Company's vendors. As of January 31, 1998, the Company has normal return privileges with all of its vendors. Pricing and return policies of the Company's major distributors are subject to change.

STORE AND SITE SELECTION

     The table below sets forth store openings, closings and the total number of the Company's stores for the last five fiscal years:


          Fiscal Year    Total Stores       Stores          Stores
          Ended          at Beginning   ----------------    at End
          January 31,    of Period      Opened    Closed    of Period
          -----------    ------------   ------    ------    ---------

          1998           243            0         20        223


          1997           297            9         63        243


          1996           347            3         53        297


          1995           347            4         4         347


          1994           313            49        15        347



     The Company's strategy of clustering stores in marketing areas has achieved economies of scale and scope in several business functions, including advertising, personnel, management and distribution. During the years prior to Old Wherehouse's bankruptcy filing, Old Wherehouse pursued growth opportunities in existing marketing areas and selectively grew through acquisition if such growth was consistent with the Old Wherehouse's strategies. The Company will continue to evaluate growth opportunities within the context of its strategies and will evaluate future store closing decisions, principally at lease expiration, based upon individual store performance.

     As of January 31, 1998, the Company operates 223 stores comprising approximately 1,361,000 square feet, a reduction of approximately 382,000 square feet compared to the square footage at January 31, 1997. The reduction is principally the result of the closing of 20 stores.


STORE OPERATIONS AND DISTRIBUTION

     STORE LOCATION. As of January 31, 1998, the Company had 190 stores located in strip centers or freestanding buildings and 33 stores located in malls. The average size of strip center and freestanding locations is approximately 6,100 square feet, with an approximate range of 1,500 to 15,000 square feet. Mall stores range in size from 2,000 to 10,000 square feet of space, and most do not offer video rental service due to the importance of convenience in the video rental business.

     RETAIL PRESENTATION. The Company has developed a contemporary store design approach that employs light interior colors, modified exterior signage and a minimum of fixed interior walls. The design maximizes flexibility in lighting and use of floor space (to accommodate changes in product format) and is intended to focus customer attention primarily on the products. The Company has invested in merchandise fixtures and an updated in-store signing program to improve merchandise presentation.

     DISTRIBUTION. Central to Wherehouse's strategy of providing broad merchandise selection to its customers (i.e. multiple copies of hits, select copies of catalog product, and high quality in-stock condition) is its ability to distribute product quickly and cost-effectively to its stores. Generally, the Company's central distribution system fills orders to all stores twice a week. Inventory at the Company's distribution center is automatically sorted based on individual store demand data generated by the Company's store-level inventory systems.

     Approximately 30% of the Company's inventory is shipped to store locations directly from manufacturers and distributors (primarily in the case of new releases) and the remainder is shipped from the Company's distribution center. The Company generally uses common carriers for deliveries from its distribution center.

COMPETITION

     Both the prerecorded music and the video rental markets are highly competitive. In the prerecorded music market, the Company competes with other chain retailers who specialize in prerecorded music, discounters and other mass merchandisers, direct mail programs such as record clubs, internet-based retailers and local operators. The video rental market is a more fragmented industry, with many small operators and two significant competitors: Blockbuster Entertainment and Hollywood Video. Grocery and convenience stores also account for a portion of the video rental market. In the Company's judgment, small operators may be well located but usually have significant disadvantages in inventory selection and cost relative to chain retailers. Additionally, the Company's combination entertainment store format gives the Company cross-selling opportunities in music and rental video.

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

     The Company also competes in video business with cable television and DSS ("Digital Satellite Systems"), which includes pay-per-view television. Currently, pay-per-view television provides less viewing flexibility to the consumer than videocassette rentals, and at a higher cost. Also, under current entertainment industry distribution practices, movies are generally available on videocassette prior to appearing on pay-per-view. However, viewing flexibility may increase with improved technology which could negatively impact the retail store delivery of home video and consequently, the Company's business. Notwithstanding potential technological advances, Wherehouse believes that video rental should, in the near future, continue to be the first source of in-the-home filmed entertainment, before pay-per-view, and a primary source of filmed entertainment for the consumer.

     Several major companies have announced that they are developing other technologies which, if successful, could constitute significant competition. These include technologies which would provide movies or interactive games "on demand" over fiber optic telephone or cable lines, provide other in-the-home entertainment over the internet, or provide on-site transcription of compact discs through in-store kiosks. While most of these technologies are not yet commercially available, and it appears that significant technical, economic, and other obstacles to their introduction remain to be resolved, if and when these or other new technologies are introduced it can be anticipated that Wherehouse's business could be significantly impacted and Wherehouse may need to develop and implement new marketing strategies in order for its business to remain viable.

ORGANIZATION AND EMPLOYEES

     As of January 31, 1998, Wherehouse employed approximately 3,625 persons. Approximately 39% were full-time employees and approximately 61% were part-time employees. The Company's labor requirements vary based on seasonal business fluctuations, with up to 1,000 additional store and distribution center employees added during the peak holiday season. Wherehouse's corporate office staff, which consists of approximately 161 employees, is responsible for executive and general operating management, buying, merchandising, advertising, finance, accounting, information systems and real estate.

TRADEMARKS

     All but three of Wherehouse's stores operate under the name "The Wherehouse" or "Wherehouse Entertainment." The Company owns and maintains registrations for "The Wherehouse" trademark and variations thereof in the United States, Mexico, Taiwan, Thailand, Hong Kong and Korea and has filed trademark applications in China. The Company has also filed a trademark application in the United States for the name "Tu Musica." The Company monitors the status of its trademark registrations to maintain them in force and to renew them as required.

SEASONALITY

     The Company's business is seasonal, and, as is typical for most retailers, its revenues peak during the Christmas holiday season. Revenues in the fourth quarter of the fiscal year ended January 31, 1998 were approximately 31.9% of total annual revenues.

ITEM 2.   PROPERTIES

     The Company's executive offices, which are located in Torrance, California, are subject to a lease covering 50,776 square feet of space at a current annual base rent of approximately $232,356. The lease expires on May 31, 1999, however, either party may terminate this lease upon four months' notice at any time after January 31, 1998. The Company is engaged in discussions with its landlord to extend the term of its lease.

     The Company operates a 200,000 square foot distribution center in Carson, California. The lease for this property expires on April 30, 2002, subject to two five-year renewal options. The annual base rent for the fiscal year ended January 31, 1998 was $738,000, although rent is subject to periodic adjustment.

     As of January 31, 1998, the Company owned one of its retail locations and leased space for the remaining 222 stores. Subsequent to January 31, 1998, the Company closed 3 of these 222 stores. Lease terms generally range from month to month to 23 years, including renewal options. If no leased stores' renewal options were exercised, 22 leases would expire on or before January 31, 1999, 96 would expire between February 1, 1999 and January 31, 2003, and the remainder would expire between February 1, 2003 and January 31, 2014. The Company has the right to terminate a number of its store leases prior to the lease termination date, depending upon certain conditions, as defined in each lease. The Company does not depend on the continued existence of any one or several of its lease agreements or store locations for the operation of its business.

      As of January 31, 1998, the Company was involved in leasing discussions with various landlords regarding the opening of 10 additional stores. As of January 31, 1998 no lease had been signed on any of these locations. Subsequent to January 31, 1998 the Company has signed 1 lease. During the fiscal year ended January 31, 1998, the Company closed all of the nine locations in which it had short-term leases with the Lucky's Division of American Stores, Inc. to operate sale and rental businesses within Lucky's supermarkets, under the "Wherehouse" name.



ITEM 3.   LEGAL PROCEEDINGS

     (i)  Bankruptcy filing

     See Item 1 - "Reorganization Under Chapter 11" above for a description of the bankruptcy filing of Old Wherehouse and WEI.

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


     None.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


MARKET INFORMATION

     The Company has one class of common equity, the New Common Stock, outstanding. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management". There is no established public trading market for the New Common Stock.

     Prior to the Plan Effective Date, Old Wherehouse had only one class of common equity outstanding, all of which was owned by WEI. WEI had only one class of common equity outstanding, which was owned exclusively by affiliates of Merrill Lynch Capital Partners and certain members of management of Old Wherehouse. Pursuant to the Reorganization Plan, the common equity of Old Wherehouse and WEI were canceled without any distributions being made to the holders thereof.


HOLDERS

     As of January 31, 1997, after the effectiveness of the Reorganization Plan, there were eight holders of New Common Stock, seven of whom were Senior Lenders. As of January 31, 1998, the Company had issued 10,619,201 shares of New Common Stock and the Company estimates that approximately 203,365 additional shares of New Common Stock will be distributed among the Senior Lenders, A&M Investment Associates #3, LLC and approximately 1,500 holders of unsecured claims as their claims are allowed by the Bankruptcy Court. See "Reorganization under Chapter 11" in Part I, Item 1, Business. As of January 31, 1998, there were 826 holders of record of the New Common Stock.


DIVIDENDS

     No dividends have been paid to the holders of the New Common Stock since its issuance. The Congress Facility restricts the ability of New Wherehouse to pay dividends. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation". There are no plans by New Wherehouse to pay cash dividends on the New Common Stock in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA

     Set forth below are selected financial data as of and for the periods indicated below. The financial data are derived from financial statements of Old Wherehouse and New Wherehouse. The selected financial data should be read in conjunction with the discussion under
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation" and with the financial statements, including the notes thereto, included elsewhere in this report.

                                                                      (Dollar amounts in millions)
                                         ---------------------------------------------------------------------------------------

                                         New Wherehouse                               Old Wherehouse
                                         ---------------   ---------------------------------------------------------------------
                                               Year
                                               Ended                               Year ended January 31
                                            January 31,    ----------------------------------------------------------------------
 INCOME STATEMENT DATA                         1998               1997              1996             1995                1994
                                         ---------------    --------------  -----------------  ----------------  ----------------
 Revenue:
      Sales                                   $276.1            $295.5           $350.3            $409.0               $379.7
      Rental                                    51.3              70.0             82.9              90.6                 92.1
                                         ---------------    --------------  -----------------  ----------------  ----------------
                                              $327.4            $365.5           $433.2            $499.6               $471.8
 Cost and expenses:
      Cost of sales                            176.1             195.5            230.3             262.6                248.0
      Cost of rentals including
      amortization                              27.4              34.0             40.4              35.4                 51.3
      Selling, general and
      administrative expenses                  111.9             145.4            166.8             188.3                196.1
      Restructuring charges                      ---               ---              ---               ---                 14.3
      Write-down of long-lived assets            ---               ---              1.5             139.5                  ---
                                         ---------------    --------------  -----------------  ----------------  ----------------
 Income (loss) from operations                  12.0              (9.4)            (5.8)           (126.2)               (37.9)
      Interest (income )expense, net            (1.1)              0.7             14.8              23.0                 23.2
                                         ---------------    --------------  -----------------  ----------------  ----------------

 Income (loss) before reorganization
      items and income taxes                    13.1             (10.1)           (20.6)           (149.2)               (61.1)
 Reorganization items                            ---              19.9             23.2               ---                  ---
                                         ---------------    --------------  -----------------  ----------------  ----------------
 Income (loss) before income taxes             $13.1            $(30.0)          $(43.8)          $(149.2)              $(61.1)

 Provision (benefit) for income taxes            5.4               ---             ---               13.0                (19.0)
                                         ---------------    --------------  -----------------  ----------------  ----------------
 Income (loss) before extraordinary             $7.7            $(30.0)          $(43.8)          $(162.2)              $(42.1)
      item
 Extraordinary item (2)                          ---             173.7              ---               ---                  ---
                                         ---------------    --------------  -----------------  ----------------  ----------------
 Net income (loss)                              $7.7            $143.7           $(43.8)          $(162.2)              $(42.1)
                                         ---------------    --------------  -----------------  ----------------  ----------------
                                         ---------------    --------------  -----------------  ----------------  ----------------

 Net income per common share(1)
      Basic                                    $0.74
      Diluted                                  $0.71
 Weighted Average shares Outstanding
      Basic                               10,420,557
      Diluted                             10,894,862

 OTHER DATA
      Adjusted EBITDA (5)                      $24.3              $1.6

                                         ---------------------------------   ---------------------------------------------------
 BALANCE SHEET DATA                                 New Wherehouse                              Old Wherehouse
                                         ---------------------------------   ---------------------------------------------------
 Working capital (deficiency)/excess          $ 65.3            $ 59.4           $ 83.7            $(13.2)              $  4.9
 Total assets                                  161.0             131.7            168.5             197.7                351.4
 Liabilities subject to compromise                --                --            278.9               ---                   --
 Long-term debt (including current
      portion) (3)                               4.5               5.4              4.2             167.4                175.1
 Total shareholders' equity/
      (deficit) (4)                             91.5              84.1           (156.3)           (112.4)                50.0




(1) Net income per common share is omitted for the Company for the fiscal years ended January 31, 1994, 1995 1996 and 1997 since it was a wholly-owned subsidiary of WEI during those periods.

(2) The extraordinary item in fiscal year ended January 31, 1997 represents gain from the extinguishment of debt pursuant to the Company's Plan of Reorganization.

(3) Includes 6 3/4% Convertible Subordinated Debentures for fiscal year ended January 31, 1994 and fiscal year ended January 31, 1995. For fiscal year ended January 31, 1996, the 6 3/4% Convertible Subordinated Debentures are included in liabilities subject to compromise. Liabilities subject to compromise for the fiscal year ended January 31, 1996 are excluded from working capital and long-term debt.

(4) There were no cash dividends declared during any of the periods presented above, except for cash dividends in the amount of $.2 million and $.5 million paid to WEI, the Company's sole stockholder in the fiscal years ended January 31, 1995 and January 31, 1994 respectively.

(5) EBITDA represents income from operations, plus depreciation and amortization. It is management's belief that due to the combined format of rental product and sale merchandise, a more appropriate calculation of EBITDA (hereafter referred to as Adjusted EBITDA) should include the net difference between rental amortization plus the book value of rental dispositions, versus rental inventory purchased during the period. The Company has included certain information concerning Adjusted EBITDA because management believes it would be useful information for certain investors and analysts to analyze operating performance and to determine the Company's ability to service debt. Adjusted EBITDA for January 31, 1998, includes a non-recurring cash benefit of $1.7 million resulting from the impact of one-time credits received from landlord concessions and a charge that represents the portion of rent expense accrued to recognize minimum rents in a straight-line basis over the term of the leases, in excess of cash rent expense. The method of calculating Adjusted EBITDA set forth above may be different from calculations of EBITDA employed by other companies and, accordingly may not be directly comparable to such other computations. Adjusted EBITDA should not be viewed as a substitute for Generally Accepted Accounting Principles (GAAP) measurements such as net income or cash flow from operations. Rather it is presented as supplementary information.


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

     The following Management's Discussion and Analysis of Financial Condition and Results of Operation include the operations of Old Wherehouse through January 31, 1997 and New Wherehouse through January 31, 1998. The discussion of financial conditions includes cash flow resulting from the operations of Old Wherehouse and a liquidity analysis based on the balance sheet of New Wherehouse after the reorganization, which reflects "Fresh Start" Accounting adjustments. See note 2 to the financial statements.

YEAR ENDED JANUARY 31, 1998 COMPARED TO YEAR ENDED JANUARY 31, 1997

     Revenues were $327.4 million and $365.5 million for the fiscal years ended January 31, 1998 and January 31, 1997, respectively. The decrease of $38.1 million or 10.4% was principally due to the closing of 20 stores and the elimination of rental activity in an additional 25 stores during the year. On a same store basis (stores open for at least 13 months) overall revenues were approximately flat as increases in same store merchandise sales revenues were off-set by decreases in same store rental revenues.

     Merchandise sales (which includes new and used merchandise, ticket sales commissions and other revenue) were $276.1 million and $295.5 million during the fiscal years ended January 31, 1998 and 1997, respectively, representing a decrease of 6.5% which was largely due to the closing of unprofitable stores.
On a same store basis there was a 4.5% increase for merchandise sale revenues. (See table in Item 1 -- "Business--Merchandise Sale Products.") The increase in same store merchandise sales was principally due to better industry-wide new "hit" releases and the favorable impact of competitor store closures.

     Rental revenue includes the rental of videocassettes, video games and game players and audiocassette books. At January 31, 1998 approximately 72% of the Company's stores offered videocassettes and other products for rent versus approximately 84% at January 31, 1997. Rental revenue for the fiscal year ended January 31, 1998 was $51.3 million, a decrease of 26.8% from the previous fiscal year and a decrease of 20.6% on a same store basis. The Company believes that these decreases are attributable to a number of factors, including the reduction in the number of stores offering rental products, lack of strength in "hit" releases in all rental categories, continued competition and a general softening in rental consumer spending nationwide.

     The Company believes that in the future its business and same-store revenues may be impacted by various competitive and economic factors, including, but not limited to, consumer tastes, new releases of music, videocassette and video game titles available for sale or rental, and general economic trends impacting retailers and consumers. In addition, in recent years the Company's merchandise sales and rental revenues have been impacted by increased competition from other music and video specialty chains, as well as discounters and mass merchandisers.

     The Company's business is seasonal, and as is typical for most retailers, its revenues tend to peak during the Christmas holiday season. See "Seasonality" below.

     Cost of sales decreased $19.4 million to $176.1 million for the fiscal year ended January 31, 1998, as compared with $195.5 million for the fiscal year ended January 31, 1997. As a percentage of merchandise sales, cost of sales decreased 2.4 % to 63.8% for the fiscal year ended January 31, 1998 versus 66.2% for the fiscal year ended January 31, 1997. The gross profit percentage for merchandise sale product was 36.2% and 33.8% for the fiscal years ended January 31, 1998 and 1997, respectively. The 2.4% decrease in cost of sales as a percentage of merchandise sales was principally due to lower obsolescence costs and higher prompt payment discounts on merchandise inventory purchases.

     Cost of rentals, including amortization, decreased $6.6 million to $27.4 million for the fiscal year ended January 31, 1998 as compared with $34.0 million for the fiscal year ended January 31, 1997. As a percentage of rental revenue, cost of rentals increased to 53.4 % for the fiscal year ended January 31, 1998 from 48.5% for the fiscal year ended January 31, 1997, an increase of 4.9%. The gross profit percentage for rental revenue was 46.6% and 51.5% for the fiscal years ended January 31, 1998 and 1997, respectively. The 4.9% increase in cost of rentals is primarily due to higher amortization costs incurred due to the change in amortization policy adopted by the Company as of January 31, 1997 and, to a lesser extent, the decline in rental efficiency resulting from rental revenue decreases. New Wherehouse amortizes rental inventory using the straight-line method over a three-month period with a salvage value of $3.00 per videocassette. Old Wherehouse amortized rental inventory over three years for videocassettes and two years for video games for the fiscal year ended January 31, 1997. If Old Wherehouse had adopted the more accelerated method of amortization as of January 31, 1996, amortization costs would have been higher (and gross profit would have been lower) for the fiscal year ended January 31, 1997.

     Merchandise sales, including ticket commissions, as a percent of aggregate net revenues increased to 84.3% in the fiscal year ended January 31, 1998 from 80.8% in the fiscal year ended January 31, 1997, principally due to the reduction in the number of stores offering videocassettes and other products for rent. Historically, the margin on rentals has been higher than the margin on merchandise sales. Should the product mix continue to shift to lower margin merchandise sales from higher margin rental revenue, it can be expected that the change in the mix of revenue contribution could have an impact on profitability.

     Several major retail chains, including Best Buy, Blockbuster Entertainment and Hollywood Video increased their retail store presence in the Company's markets. This trend is expected to continue and it is anticipated that the Company will, in future periods, experience increased competition in both rentals and merchandise sales from companies with greater financial resources than its own, and that such competition may result in continued pressure on revenues and gross profit margins.

     Selling, general and administrative expenses were $111.9 million and $145.4 million for the fiscal years ended January 31, 1998 and 1997, respectively, a decrease of $33.5 million, or 23.0%. As a percentage of aggregate net revenues, selling, general and administrative expenses were 34.2% and 39.8% for the fiscal years ended January 31, 1998 and 1997, respectively, a decrease of 5.6%. The change was primarily due to decreases, as a percentage of revenue, in rent, payroll, other occupancy costs, and other store and corporate expenses.

     Income from operations was $12.0 million for the fiscal year ended January 31, 1998, as compared with a loss of $9.4 million for the fiscal year ended January 31, 1997. The increase in the operating profit resulted primarily from the decrease in selling, general and administrative expenses, combined with the decrease in cost of sales, both of which were partially offset by a higher cost of rentals as a percent of rental revenue.

     Interest expense decreased $0.5 million to $0.5 million for the fiscal year ended January 31, 1998 versus $1.0 million for the fiscal year ended January 31, 1997.

     Interest income for the fiscal year ended January 31, 1998 was $1.6 million, an increase of $1.3 million from $0.3 million for the year ended January 31, 1997 due to the improved operating profits which generated sufficient cash flow to fund operations without utilizing the Congress Facility.

     The Company recorded an income tax provision of $5.4 million for the fiscal year ended January 31, 1998 but did not record a tax provision for the fiscal year ended January 31, 1997.

     The Company is currently under audit by the California Franchise Tax Board for tax years ended January 31, 1992, 1993 and 1994. The Company believes that it has made adequate provision in the financial statements for this audit.

YEAR ENDED JANUARY 31, 1997 COMPARED TO YEAR ENDED JANUARY 31, 1996

     Revenues were $365.5 million and $433.2 million for the fiscal years ended January 31, 1997 and January 31, 1996, respectively. This decrease of $67.7 million was principally due to a 5.0% decrease in same-store revenues (stores open for at least 13 months) and the closing of 63 stores during the year.

     Merchandise sales were $295.5 million and $350.3 million during the fiscal years ended January 31, 1997 and January 31, 1996, respectively, representing an aggregate decrease of 15.7 % and a decrease of 4.1 % on a same-store basis. (See table in Item 1 -- "Business - Merchandise Sale Products.") The decrease in same-store merchandise sales was principally due to decreased customer traffic caused by a lack of new, "hit" release music product, continued competitive and economic pressures in certain of the Company's markets and, in the opinion of the Company, a shift in consumer spending from traditional entertainment products to alternative products including home computer hardware and software products.

     Rental revenue includes the rental of videocassettes, video games and game players and audiocassette books. At January 31, 1997 approximately 84% of the Company's stores offered videocassettes and other products for rent versus approximately 81% at January 31, 1996. Rental revenue for the fiscal year ended January 31, 1997 was $70.0 million compared to $82.9 million for the fiscal year ended January 31, 1996, a total rental revenue decrease of 15.5%, and a decrease of 8.7 % on a same-store basis. The Company believes that decreases in both total and same-store rental revenue are attributable to a number of factors, including the difficulties resulting from the Company's liquidity problems in attempting to purchase large quantities of certain "hit" titles, a lack of "hit" releases in all rental categories, continued competition and a general softening in rental consumer spending nationwide.

     Cost of sales decreased $34.9 million to $195.5 million for the fiscal year ended January 31, 1997, as compared with $230.3 million for the fiscal year ended January 31, 1996. As a percentage of merchandise sales revenues, cost of sales increased 0.4% to 66.2% for the fiscal year ended January 31, 1997 versus 65.8% for the fiscal year ended January 31, 1996. The gross-profit percentage for merchandise sale product was 33.8% and 34.2% for the fiscal years ended January 31, 1997 and January 31, 1996, respectively. Gross profit for both years was negatively impacted by higher merchandise writedowns resulting from the Company's inability, during the bankruptcy, to rapidly dispose of returnable goods and decreased prompt payment discounts on merchandise inventory purchases, also as a result of the bankruptcy filing.

     Cost of rentals, including amortization, decreased $6.4 million to $34.0 million for the fiscal year ended January 31, 1997, as compared with $40.4 million for the fiscal year ended January 31, 1996. As a percentage of rental revenue, cost of rentals decreased to 48.5% for the fiscal year ended January 31, 1997, from 48.7% for the fiscal year ended January 31, 1996 a decrease of 0.2%. The gross profit percentage for rental revenue was 51.5% and 51.3% for the fiscal years ended January 31, 1997 and January 31, 1996 respectively. The 0.2% decrease in cost of rentals, was primarily attributable to decreased rental inventory shrinkage offset by an increase in rental amortization.
Rental amortization for both years reflected Old Wherehouse's policy whereby rental inventory was amortized over three years for videocassettes and two years for video games.

     Merchandise sales, including ticket commissions, as a percentage of aggregate net revenues, decreased slightly from 80.9% in the fiscal year ended January 31, 1996 to 80.8% in the fiscal year ended January 31, 1997. Historically, the margin on rentals has been higher than the margin on merchandise sales. Should the product mix shift to lower margin merchandise sales from higher margin rental revenue, it can be expected that the change in the mix of revenue contribution could have an impact on profitability. Several major retail chains, including Best Buy, Blockbuster Entertainment, and Hollywood Video increased their retail store presence in the Company's markets. This trend is expected to continue and it is anticipated that the Company will in future periods experience increased competition in both rentals and merchandise sales from companies with greater financial resources than its own, and that such competition may result in continued pressure on revenues and gross profit margin. The Company believes that part of the reduction in rental volume has resulted from such competition.

     Selling, general and administrative expenses, were $145.4 million and $166.8 million for the fiscal years ended January 31, 1997 and January 31, 1996, respectively, a decrease of $21.4 million, or 12.8%. As a percentage of aggregate net revenues, selling, general and administrative expenses were 39.8% and 38.5% for the fiscal years ended January 31, 1997 and January 31, 1996,
respectively, an increase of 1.3%.   The change was primarily due to increases,
as a percentage of revenue, in payroll and rent and other occupancy costs, and to a lesser extent, other store and corporate expenses.

     The loss from operations was $9.4 million for the fiscal year ended January 31, 1997, as compared with a loss of $5.8 million for the fiscal year ended January 31, 1996. The increase in the operating loss resulted primarily from a decrease in the amount of gross profit dollars for the year partially offset by decreases in selling, general and administrative expenses.

     Interest expense decreased $14.0 million to $1.0 million for the fiscal year ended January 31, 1997 versus $15.0 million for the fiscal year-ended January 31, 1996. The decrease was primarily due to the suspension of the accrual of interest on the Company's revolving line of credit, variable rate term note, Senior Subordinated Notes and Convertible Debentures following Old Wherehouse's bankruptcy filing. The amount of interest that ceased to accrue during the Bankruptcy Case was $26.0 million and $13.3 million for the fiscal year ended January 31, 1997 and for the fiscal year ended January 31, 1996, respectively.

     Reorganization items for the fiscal year ended January 31, 1997 include costs related to the Bankruptcy Case including professional fees for legal and financial advisors, costs related to the closing of stores (including the write-down of inventory resulting from the closing of stores), and the estimated cost associated with the rejection of certain executory contract and other reorganization costs. For the fiscal year ended January 31, 1997, the Company reported total reorganization items of $19.9 million which is comprised of $7.2 million of professional fees, $7.0 million related to the closing of stores, $3.3 million associated with the rejection of certain executory contracts and $2.4 million of other reorganization costs.

     The Company did not record an income tax provision for the fiscal year ended January 31, 1997 but did record a tax provision of $17,000 for the fiscal year ended January 31, 1996. While the Company experienced a pre-tax loss in the fiscal year ended January 31, 1996, it was unable to record a tax benefit because of an offsetting increase in the valuation allowance for deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Due to the improved operating results for the fiscal year ending January 31, 1998, the Company generated $59.9 million in net cash from operating activities as compared to $15.9 million for the fiscal year ending January 31, 1997, an increase of $44.0 million or 277%. The increase in cash flow from operations resulted primarily from increased profitability, a decrease in merchandise inventory of $11.8 million and an increase in accounts payable and other accrued liabilities of $23.9 million. Net cash used in investing activities was $4.6 million, an increase of $3.3 million or 254% over the prior period. Cash used in investing activities primarily resulted from the
acquisition of equipment and improvements.   Cash used in financing activities
of $6.7 million, a decrease of $9.1 million from the prior year, was primarily related to the payment of $5.6 million of pre-petition claims.

     New Wherehouse has established the Congress Facility, which is a revolving line of credit for up to $30.0 million based upon certain formulas, including a letter of credit subfacility of up to $10.0 million. Borrowings under the Congress Facility bear interest, at New Wherehouse's option, at either: (a) the prime rate, or (b) the applicable Eurodollar rate plus 2.50%. New Wherehouse had no outstanding borrowings against the facility at January 31, 1998. At January 31, 1998, New Wherehouse had $0.7 million of letters of credit outstanding. New Wherehouse is subject to various financial and other covenants under the terms of the Congress Facility including, covenants relating to net worth, mergers or consolidations, liens, indebtedness and other matters. As of January 31, 1998, the Company was in compliance with all financial covenants required by this facility. The Congress Facility is available through January 31, 2000 and is renewable annually thereafter.

     The Company believes that cash on hand, cash flow from operations as well as borrowings available under the Congress Facility will be adequate to fund operations and remaining obligations under the Reorganization Plan.

     As of January 31, 1998, the Company had no new significant outstanding commitments for future capital expenditures. The Company is exploring future expansion and acquisition strategies and is confident that it will be able to fund these activities through the existing Congress Facility and other available
financing.   However, there can be no assurance as to the effect which any future changes in the Company's operations or results could have on its liquidity.


SEASONALITY

     The Company's business is seasonal, and revenues and operating income are highest during the fourth quarter. Working capital deficiencies and related bank borrowings in prior years were usually lowest during the period commencing the end of the Christmas holidays and ending with the close of the Company's fiscal year. Beginning in February, working capital deficiencies and related bank borrowings have historically trended upward during the year until the fourth quarter. Bank borrowings have historically been highest in October and November due to cumulative capital expenditures for new stores and the building of inventory for the holiday season. During the fiscal year ended January 31, 1998, the Company was able to fund all of its activities from cash flow from operations and did not have to borrow funds available under the Congress Facility.

IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, issue purchase orders, or engage in similar normal business activities.

     The Company has determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company also has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is in the process of completing estimates and confirming its systems strategy. Based upon information available at this time, the Company estimates that the cost associated with replacing or modifying its systems in order to comply with Year 2000 requirements will be between $2.0 million and $3.0 million. This estimate is subject to further revision based on facts and circumstances encountered during the project. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. The Company will use both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications.
The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issues could have a material effect on the operations of the Company. Likewise, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems


INFLATION

     The Company believes that inflation has not had a material effect on its results of operations and its internal and external sources of liquidity and working capital.

     Changes to federal minimum wage laws in each of 1996 and 1997 raised the mandatory minimum wage. California and other states have also enacted increases in State required minimum wages that are higher than the Federal requirements. statutory increases in Federal and state minimum wages could adversely affect the Company's profitability. The recent Federal and state increase and any other such increases will raise minimum wages above current wage rates of certain of the Company's employees, and competitive factors could require corresponding increases in higher employee wage rates, any of which increase the Company's expenses and adversely affect results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Financial Statements and Financial Statement Schedule appearing on page F-0 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information concerning the persons who were directors and executive officers of New Wherehouse as of January 31, 1998:


                                                                   Age at
     Name                        Position                      April 30, 1998
     ----                        --------                      --------------

Antonio C. Alvarez, II   Chief Executive Officer, Chairman            49
                         of the Board and Director

Hugh G. Hilton           Senior Vice President, Chief Operating       47
                         Officer

Robert S. Kelleher       Senior Vice President, Chief Financial       48
                         Officer and Assistant Secretary

Barbara C. Brown         Senior Vice President, Store                 46
                         Operations

Robert C. Davenport      Director                                     31

Jonathan Gallen          Director                                     38

Joseph B. Smith          Director                                     70

Joseph J. Radecki, Jr.   Director                                     40


     ANTONIO C ALVAREZ, II, Chief Executive Officer, Chairman of the Board and Director. Mr. Alvarez commenced serving as Chief Executive Officer, Chairman of the Board and Director of New Wherehouse on January 31, 1997. Mr. Alvarez, is a principal of Alvarez & Marsal, Inc., a New York based management consulting company. Mr. Alvarez's recent experience includes acting as adviser to the bank lenders to Camelot Music, Inc. and serving as the senior executive of Phar-Mor, Inc. ("Phar-Mor"). Mr. Alvarez served as Phar-Mor's President and Chief Operating Officer from September 1992 through February 1993, as acting Chief Financial Officer from August 1992 to December 1992, and as Chief Executive Officer from February 1993 through Phar-Mor's emergence from Chapter 11 bankruptcy in October,

1995. Mr. Alvarez serves as the Chief Executive Officer, Chairman of the Board and Director of New Wherehouse pursuant to a Management Services Agreement between New Wherehouse and Alvarez & Marsal, Inc. See Item 11 - "Employment Agreements" below.

     HUGH G. HILTON, Senior Vice President and Chief Operating Officer. Mr. Hilton commenced serving as Chief Operating Officer in January, 1998. Mr. Hilton is a Managing Director of Alvarez & Marsal, Inc., a New York based management consulting company which he joined in June, 1992. Mr. Hilton's most recent experience while at Alvarez and Marsal, Inc. includes serving as Chief Executive Officer at Fedco between April, 1996 and April, 1997. Prior to joining Alvarez & Marsal, Inc., Mr. Hilton was President of Trinity Pacific Real Estate Services, a commercial real estate consulting firm, which he founded in May, 1988. Prior to founding Trinity Pacific, he served as President of Karsten Institutional Realty Advisors (a subsidiary of First Interstate Bancorp), a pension fund advisory firm with $1.2 billion in real estate assets under management.

     ROBERT S. KELLEHER, Senior Vice President, Chief Financial Officer and Assistant Secretary. Mr. Kelleher joined New Wherehouse in
April, 1997 as Senior Vice President and Chief Financial Officer and was appointed Assistant Secretary in September, 1997. From July, 1995 to January, 1997, Mr. Kelleher served as Chief Operating Officer and Chief Financial Officer for Kids Mart, Inc., a 180 store chain of children's specialty apparel stores. Kids Mart, Inc. filed for Chapter 11 bankruptcy on January 10, 1997. Prior to that, from November, 1980 to June, 1995, Mr. Kelleher held various executive positions, most recently President, Chief Operating Officer and Chief Financial Officer with Contempo Casuals, Inc., a 340 store chain of specialty women's apparel stores, then a subsidiary of the Neiman Marcus Group, Inc.

     BARBARA C. BROWN, Senior Vice President, Store Operations. Ms. Brown joined Old Wherehouse in 1973. She became Vice President, Sales and Operations in 1986 and was promoted to Senior Vice President in 1991. Prior to 1986, Ms. Brown served in a variety of store operations positions including Store Manager, District Manager, Assistant Vice President, Store Operations, and Associate Vice President, Store Operations.

     ROBERT C. DAVENPORT, Director. Mr. Davenport commenced serving as a director of New Wherehouse on January 31, 1997. Mr. Davenport is a Managing Director of Cerberus Partners, L.P., a New York based investment fund, a position he has held since February, 1996. From March, 1994 until February, 1996, he was a private investor. From 1990 through 1994, he was with Vestar Capital Partners, Inc., an investment fund, where he served as a vice president. Prior to joining Vestar in 1990, Mr. Davenport was an analyst in the Mergers and Acquisitions Group at Drexel Burnham Lambert in New York.

     JONATHAN GALLEN, Director. Mr. Gallen commenced serving as a director of New Wherehouse on January 31, 1997. Mr. Gallen is the sole managing member of Pequod LLC, the general partner of Pequod Investments, L.P. ("Pequod"). Pequod is a distressed securities fund which invests in publicly traded debt, private debt, trade claims, large and middle-market bank loans, distressed real estate and public and private equity. Prior to opening Pequod, from February, 1993 through February, 1994, Mr. Gallen worked with Stephen Feinberg, the principal of Feinberg Management, L.P. ("FMLP"), observing, training and learning investment techniques, procedures and philosophies. Mr. Gallen received no compensation from FMLP. Mr. Gallen served as a Director on the Board of Directors of Harvest Foods, Inc. from April, 1995 to March, 1997 and the Board of Directors of Fruehauf Trailer Corporation, Inc. from November, 1996 to March, 1997.

     JOSEPH B. SMITH, Director. Mr. Smith commenced serving as a director of New Wherehouse on January 31, 1997. Mr. Smith is currently the Chairman of Unison Productions, a consulting and production company, a position he has held since April, 1994. During his career, Mr. Smith has held a variety of positions in the music industry, including holding senior positions with three major record companies. He most recently served as President and Chief Executive Officer of Capitol Industries-EMI Music, Inc., a position he held from 1987 until 1993 when he retired and began his consulting work with Unison Productions. Mr. Smith serves as a director of Westwood One, Inc.

     JOSEPH J. RADECKI, Jr., Director. Mr. Radecki commenced serving as a director of New Wherehouse on February 20, 1997. Mr. Radecki is currently Managing Director of CIBC Oppenheimer Corp., an investment bank. Prior to joining CIBC Oppenheimer Corp., Mr. Radecki was an Executive Vice President and Director of Financial Restructurings of Jefferies & Company, Inc. from 1990 to 1998. From 1983 until 1990, Mr. Radecki was First Vice President in the International Capital Markets Group at Drexel Burnham Lambert, Inc. where he specialized in financial restructurings and recapitalizations. Mr. Radecki has served as a member of the Board of Directors of Service America Corporation, Bucyrus International, Inc. and ECO-Net.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive officers, and persons holding more than 10% of the New Common Stock are required to report their initial ownership of the New Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. All of these filing requirements were satisfied during the year ended January 31, 1998, except that Antonio C. Alvarez, II and Bryan Marsal (an individual who may be deemed to beneficially own more than 10% of the New Common Stock because he is a principal of A&M Investment Associates #3, LLC, - see Item 12 "Security Ownership of Certain Beneficial Owners and Management" below) inadvertently were late in filing one report each, relating to one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

          SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION.

     The following table sets forth for the fiscal year ended January 31, 1998, certain compensation paid by New Wherehouse or accrued for such fiscal year, to the Chief Executive Officer ("CEO") and the four next most highly compensated
executive officers.   All cash compensation with respect to Antonio C. Alvarez,
II was paid to Alvarez & Marsal, Inc., a consulting firm of which Antonio C. Alvarez, II is a principal. All other compensation paid with respect to Antonio C. Alvarez, II was paid to A&M Investments #3, LLC, an affiliate of Alvarez & Marsal, Inc.

                                                 SUMMARY COMPENSATION TABLE
                                                 --------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Long-Term
                                                               Annual Compensation                Compensation
                                                    ----------------------------------------- -------------------
                                                                                                    No. of
                                      Fiscal Year                              Other Annual       Securities         All Other
             Name and                ended January    Salary       Bonus       Compensation       Underlying        Compensation
         Principal Position               31,           ($)          ($)            ($)             Options             ($)
----------------------------------------------------------------------------------------------------------------------------------
 Antonio C. Alvarez, II                  1998           ---          ---          600,000 (1)       ---                  ---
      Chairman, Chief Executive          1997           ---          ---          389,452 (2)     993,380 (4)            ---
      Officer                            1996           ---          ---            ---             ---                  ---
----------------------------------------------------------------------------------------------------------------------------------
Hugh G. Hilton                           1998           ---          ---            ---             ---                  ---
      Senior Vice President, Chief       1997           ---          ---            (3)             (4)                  ---
      Operating Officer                  1996           ---          ---            ---             ---                  ---
----------------------------------------------------------------------------------------------------------------------------------
 Robert S. Kelleher                      1998         141,346     122,000           ---             ---                    158 (5)
      Senior Vice President, Chief       1997           ---          ---            ---             ---                  ---
      Financial Officer                  1996           ---          ---            ---             ---                  ---
----------------------------------------------------------------------------------------------------------------------------------
 Barbara C. Brown                        1998         175,000      75,000           ---             ---                 12,270 (6)
      Senior Vice President,             1997         175,000        ---            ---             ---                  3,598 (7)
      Store Operations                   1996         171,538      16,000           ---             ---                  6,847 (8)
----------------------------------------------------------------------------------------------------------------------------------
 Michael Buskey (12)                     1998         137,000        ---            ---             ---                  8,787 (9)
      Vice President, Regional           1997         136,382        ---            ---             ---                  3,696 (10)
      Manager                            1996         132,685        ---            ---             ---                  2,460 (11)
-----------------------------------------------------------------------------------------------------------------------------------


(1) Mr. Alvarez commenced serving as Chairman of the Board and Chief Executive Officer of New Wherehouse pursuant to a Management Services Agreement dated as of January 31, 1997. The Management Services Agreement has been extended for one year pursuant to an extension and amendment thereof dated as of February 1, 1998. See "Employment Agreements" under this Item 11 below.

(2) This amount represents consulting fees paid by the Senior Lenders to Alvarez & Marsal, Inc. prior to the Plan Effective Date, which amount was reimbursed by New Wherehouse to the Senior Lenders. See "Employment Agreements" under this Item 11 below.

(3) Mr. Hilton serves the Company under the Management Services Agreement with Alvarez & Marsal, Inc. In January, 1998, Mr. Hilton was appointed Chief Operating Officer by the Board of Directors. The Company did not pay any separate compensation for Mr. Hilton to Alvarez & Marsal, Inc. for the year ended January 31, 1998. Effective February 1, 1998, the Company has agreed to compensate separately Alvarez & Marsal, Inc. for Mr. Hilton's services pursuant to an amendment to the Management Services Agreement.

(4) In connection with the Management Services Agreement, New Wherehouse issued options to purchase 993,380 shares of New Common Stock, subject to adjustment, to A&M Investment Associates #3, LLC (an affiliate of Alvarez & Marsal, Inc.) of which Mr. Alvarez is a principal, pursuant to a Non-Transferable Stock Option Agreement dated as of January 31, 1997. Mr. Hilton possesses a pecuniary interest in A&M Investment Associates #3, LLC. See "Stock Options" under this Item 11 below.

(5) Includes $158 paid on behalf of Mr. Kelleher and his family for medical expenses not covered by the Company's group medical insurance plan.

(6) Includes $1,895 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $7,153 of premiums paid for term life insurance and $3,222 for matching contributions to the Company's 401(k) plan made on behalf of Ms. Brown.

(7) Includes $1,538 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $310 of premiums paid for term life insurance and $1,750 for matching contributions to the Company's 401(k) plan made on behalf of Ms. Brown.

(8) Includes $3,236 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $1,828 of premiums paid for term life insurance and $1,783 for matching contributions to the Company's 401(k) plan made on behalf of Ms. Brown.

(9) Includes $6,407 paid on behalf of Mr. Buskey and his family for medical expenses not covered by the Company's group medical insurance plan. Also included is $2,380 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Buskey.

(10) Includes $2,090 paid on behalf of Mr. Buskey and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are $242 of premiums paid for term life insurance and $1,363 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Buskey.

(11) Includes $1,091 paid on behalf of Mr. Buskey and his family for medical expenses and $1,379 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Buskey.

(12) Mr. Buskey is no longer with the Company.


STOCK OPTIONS

     In connection with the consummation of the Reorganization Plan, New Wherehouse entered into a Non-Transferable Stock Option Agreement (the "Option Agreement") with A&M Investment Associates #3, LLC ("Investment Associates"), an affiliate of Alvarez & Marsal, Inc., of which Antonio C. Alvarez, II is a principal. Pursuant to the terms of the Option Agreement, on January 31, 1997, New Wherehouse granted to Investment Associates three tranches of options (the "A&M Options") to acquire, in the aggregate, 993,380 shares of the New Common Stock, at exercise prices of $9.56, $11.58 and $14.10, respectively. The A&M Options are subject to certain anti-dilution provisions as set forth in the Option Agreement. See "Certain Relationships and Related Transactions" under Item 13 below. (New Wherehouse has not granted any options to acquire New Common Stock with respect to any other executive officer or director of New Wherehouse.)

FISCAL YEAR-END OPTION VALUES

     No options were exercised by any of the named executive officers during the fiscal year ended January 31, 1998. The following table sets forth certain information with respect to the named executive officers of the Company concerning the number of shares covered by both exercisable and unexercisable stock options held as of January 31, 1998. No established trading market exists for the New Common Stock. As of January 31, 1998, the Company calculates the book value of each share of New Common Stock to be $8.45. This book value of $8.45 per share is utilized to calculate the value of unexercised in-the-money options. It is not intended to represent the price at which shares of the New Common Stock trade.

                          FISCAL YEAR-END OPTION VALUES

                                     Number of Securities   Value of Unexercised
                                          Underlying             in-the-money
                                      Unexercised options           options
                                      at fiscal year end     at fiscal year end

           Name                          Exercisable/            Exercisable/
           ----                        --------------           -------------
                                        Unexercisable           Unexercisable
                                       --------------           -------------
     Antonio C. Alvarez, II             567,646(1)/                0/0
                                        425,734(1)
     Hugh G. Hilton                       (1)                      0/0

     Robert S. Kelleher                   0/0                      0/0

     Barbara C.  Brown                    0/0                      0/0

     Michael Buskey                       0/0                      0/0


     (1) In connection with the Management Services Agreement, New Wherehouse issued options to purchase 993,380 shares of New Common Stock to Investment Associates pursuant to the Option Agreement dated as of January 31, 1997. Mr. Hilton possesses a pecuniary interest in Investment Associates. The number of securities underlying unexercised A&M Options is subject to adjustment. See "Certain Relationships and Related Transactions" under Item 13 below.

COMPENSATION OF DIRECTORS

     Two non-employee members of the Board of Directors of New Wherehouse receive as compensation for their services $5,000 per attended meeting of the Board of Directors. The directors are also reimbursed for reasonable expenses incurred in attending Board meetings.

EMPLOYMENT AGREEMENTS

     Antonio C. Alvarez, II serves as Chairman of the Board and Chief Executive Officer, Hugh Hilton serves as Senior Vice President and Chief Operating Officer, Karen Marsal serves as Vice President Administrative Services and Special Projects and Mark Alvarez serves as Vice President, Latin Merchandising of New Wherehouse pursuant to a Management Services Agreement, dated as of January 31, 1997, as amended February 1, 1998, among New Wherehouse, Alvarez & Marsal, Inc. ("A&M"), Antonio C. Alvarez, II, the Support Employees described therein, Investment Associates and Cerberus Partners, L.P. (the "Management Agreement"). Under the Management Agreement, A&M currently receives (i) $600,000 annually as compensation for the services of Antonio C. Alvarez, II and the services of other personnel supplied by A&M as needed, and (ii) $450,000 annually as compensation for the services of Mr. Hilton, Ms. Marsal and Mr. Mark Alvarez. A&M is also eligible to receive discretionary incentive bonuses for the services of Mr. Hilton, Ms. Marsal and Mr. Mark Alvarez, not to exceed an annual aggregate amount of $180,000 payable to A&M for the services of all such persons. The Management Agreement, as amended, now provides that it will expire on October 14, 1999, subject to further extension or earlier termination under certain conditions.

     Prior to the Plan Effective Date, Antonio C. Alvarez, II served as a consultant to the Senior Lenders pursuant to a letter agreement dated as of October 14, 1996 between A&M, Antonio C. Alvarez, II and the Senior Lenders (the "Interim Agreement"). Pursuant to the Interim Agreement, the Senior Lenders agreed to pay A&M a consulting fee of $50,000 per month plus the hourly fees of those employees of A&M providing assistance to Antonio C. Alvarez, II in the performance of his consulting responsibilities. The Senior Lenders paid $389,452 to A&M pursuant to the Interim Agreement prior to January 31, 1997. Under the Management Agreement, New Wherehouse agreed to reimburse, and has reimbursed, the Senior Lenders for the amounts paid by the Senior Lenders to A&M pursuant to the Interim Agreement.

     In the event that Antonio C. Alvarez, II is terminated other than for cause (as defined in the Management Agreement), prior to October 14, 1998, the Management Agreement provides that (i) Investment Associates will have the right to require New Wherehouse to purchase the shares of New Common Stock and options (whether or not vested), owned by Investment Associates, and (ii) New Wherehouse will pay A&M cash in a lump sum amount equal to $50,000 multiplied by the number of months remaining from the time of termination to October 14, 1998. The price to be paid by New Wherehouse in purchasing the shares of New Common Stock and options to acquire New Common Stock owned by Investment Associates will depend on the fair market value (as defined in the Management Agreement) of the New Common Stock at the time of purchase. Any payments made to Investment Associates in purchasing the shares of New Common Stock and options to acquire New Common Stock from Investment Associates are required to be applied to reduce the outstanding amounts under the Promissory Notes (as defined in Item 13 below).

     In order to retain its key management employees during the period of deteriorating financial condition and instability prior to the bankruptcy filing date, in July of 1995, Old Wherehouse entered into agreements with 13 of its officers that provided certain security in the event of a "Change of Control" and the subsequent termination of such employee's employment or a significant reduction in such employee's responsibilities (the "Change of Control Agreements"). Since the bankruptcy filing date, Old Wherehouse entered into Change of Control Agreements with five additional officers. The Change of Control Agreements were approved by the Bankruptcy Court on December 1, 1995. As of January 31, 1997, 15 agreements were in effect and those agreements called for payments of up to $1.9 million if certain events (as described therein) occurred. During the period ended January 31, 1998, an aggregate amount of $928,000 was paid pursuant to the terms of such Change of Control agreements. As of February 1998, the Change of Control agreements provided to the remaining officers were no longer in effect.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

     The common stock of New Wherehouse is the only outstanding class of its voting securities. The following table sets forth, as of April 22, 1998, the number and percentage of shares of New Common Stock beneficially owned by (i) each person known to New Wherehouse to be the beneficial owner of more than 5% of the outstanding shares of New Common Stock, (ii) each director of New Wherehouse, (iii) each named executive officer, and (iv) all directors and executive officers of New Wherehouse as a group. Unless otherwise indicated in a footnote, each person listed below possesses sole voting and investment power with respect to the shares indicated as beneficially owned by them, subject to community property laws where applicable. The percentage of ownership in the following table does not include the additional estimated 171,923 shares that may have to be issued pursuant to the Reorganization Plan after April 22, 1998.


     Name and Address of                Amount Beneficially                Percent of
      Beneficial Owner                        Owned                         Class(1)
     -------------------                -------------------                ----------
     Cerberus Partners, L.P.                 6,824,756 (2)                 56.0%
     450 Park Avenue, 28th Floor
     New York, New York 10022

     A&M Investment Associates #3,           1,856,861 (3)                 15.2%
     LLC
     c/o Alvarez & Marsal, Inc.
     885 Third Avenue, Suite 1700
     New York, New York 10022-4834

     Antonio C. Alvarez, II
     c/o Wherehouse Entertainment, Inc.
     19701 Hamilton Avenue
     Torrance, California 90502-1334

             A&M Investment Associates       1,856,861 (3)                15.2%
             #3, LLC

             A&M Investment Associates         385,542 (4)                 3.2%
             #4, LLC
                                            --------------                 -------
                              Total          2,242,403                    18.4%



     Bryan Marsal                            2,242,403 (5)                 18.4%
     c/o Alvarez & Marsal, Inc.
     885 Third Avenue, Suite 1700
     New York, New York 10022-4834

     Robert C. Davenport                          0 (6)                      0
     c/o Cerberus Partners, L.P.
     450 Park Avenue, 28th Floor
     New York, New York 10022

     Jonathan Gallen                           183,695 (7)                 1.5%
     c/o Pequod Investments, L.P.
     450 Park Avenue, 28th Floor
     New York, New York 10022

     Joseph B. Smith                              0                          0
     c/o Unison Productions
     1015 Gayley Avenue
     Los Angeles, California 90024

     Joseph J. Radecki, Jr.                       0                          0
     c/o CIBC
     425 Lexington Avenue,
     3rd Floor
     New York, NY  10017

     Hugh G. Hilton                               0                          0
     c/o Wherehouse Entertainment, Inc.
     19701 Hamilton Avenue
     Torrance, California 90502-1334

     Robert S. Kelleher                           0                          0
     c/o Wherehouse Entertainment, Inc.
     19701 Hamilton Avenue
     Torrance, California 90502-1334

     Barbara C. Brown                             0                          0
     c/o Wherehouse Entertainment, Inc.
     19701 Hamilton Avenue
     Torrance, California 90502-1334

     Michael Buskey                               0                          0
     c/o Wherehouse Entertainment, Inc.
     19701 Hamilton Avenue
     Torrance, California 90502-1334

     All Directors and Executive Officers,
     as a group (8 persons)                  2,426,098                    19.9%


(1) The percent of New Common Stock is based upon the 10,650,643 shares of New Common Stock issued and outstanding at April 22, 1998 and (i) the 776,000 warrants issued under the Reorganization Plan plus (ii) the shares underlying the A&M Options that are exercisable within 60 days of April 22, 1998. The A&M Options are subject to adjustment, see "Certain Relationships, and Related Transactions" under Item 13 below.

(2) This information was obtained from a Schedule 13D filed with the Securities and Exchange Commission (the "Commission") regarding ownership as of September 2, 1997 by the managing member of Cerberus Associates, LLC, the general partner of Cerberus Partners, L.P., a limited partnership organized under the laws of Delaware ("Cerberus"). Ownership is described as follows: Cerberus owns 1,607,919 shares of the New Common Stock and 3,528 warrants (the "Warrants") of the Company (each of which are exercisable for one share of the Common Stock). Cerberus International, Ltd., a corporation organized under the laws of the Bahamas ("International"), owns 1,894,173 shares of the New Common Stock and 23,280 Warrants. Ultra Cerberus Fund, Ltd., a corporation organized under the laws of the Bahamas ("Ultra"), owns 150,648 shares of the New Common Stock and 5,291 Warrants. Various other private investment funds for which the reporting person possesses voting and investment authority over the securities of the Company (the "Funds") own in the aggregate 3,118,760 shares of the Common Stock and 21,157 Warrants. The Managing member of Cerberus Associates, LLC is the general partner of Cerebus and the investment manager for International, Ultra and the Funds.

(3) Includes A&M Options to purchase 756,861 shares of New Common Stock exercisable within 60 days of April 22, 1998. The A&M Options are subject to adjustment, see "Certain Relationship and Related Transactions" under Item 13 below. Investment Associates is a Delaware limited liability company created for the purpose of acquiring shares of New Common Stock. Antonio C. Alvarez, II is a managing member, and as such, may be deemed to be the beneficial owner of all the shares of New Common Stock held by Investment Associates. Mr Hilton possesses a pecuniary interest in Investment Associates. Both Mr. Hilton and Mr. Alvarez disclaim beneficial ownership of shares of New Common Stock held by Investment Associates except to the extent of their pecuniary interest therein.

(4) A&M Investment Associates #4, LLC., is a Delaware limited liability company ("A&M #4") of which Antonio C. Alvarez, II is a managing member. As disclosed on a Schedule 13D-Amendment No. 2 filed with the Commission on September 16, 1997, Mr. Alvarez shares voting and investment power over all of the shares of New Common Stock beneficially owned by Investment Associates and A&M #4. Mr. Alvarez disclaims beneficial ownership of the New Common Stock held by A&M #4 except to the extent of his pecuniary interest therein.

(5) Includes 1,856,861 shares of New Common Stock beneficially owned by Investment Associates as described in footnote (3) above and 385,542 shares of New Common Stock beneficially owned by A&M #4 as described in footnote (4) above. As disclosed on a Schedule 13D-Amendment No. 2 filed with the Commission on September 16, 1997, Bryan Marsal is a managing member of A&M #3 and A&M #4, and therefore may be deemed to be the beneficial owner of the New Common Stock held by either or both entities. Bryan Marsal disclaims beneficial ownership of the shares held by both A&M #3 and A&M #4 except to the extent of his pecuniary interest therein.

(6) Mr. Davenport is a managing director of Cerberus Partners and may be deemed to be the beneficial owner of all of the shares of New Common Stock held by Cerberus Partners, L.P. Mr. Davenport disclaims any beneficial ownership in the shares of New Common Stock held by Cerberus Partners, L.P.

(7) Mr. Gallen is the managing member of Pequod LLC, which is the general partner of Pequod Investments, L.P. which beneficially owns 128,695 shares of New Common Stock. Mr. Gallen is also President of Ahab Capital Management, Inc. which is investment advisor to Pequod International, Ltd. Pequod International, Ltd. is the beneficial owner of 55,000 shares of New Common Stock. As such, Mr. Gallen may be deemed to be the beneficial owner of the shares of New Common Stock held by Pequod Investments, L.P and Pequod International, Ltd. Mr. Gallen has sole voting and investment power over the New Common Stock of Pequod Investments, L.P. and Pequod International, Ltd. Mr. Gallen disclaims beneficial ownership in the shares of New Common Stock held by Pequod Investments, L.P. and Pequod International, Ltd. except to the extent of his pecuniary interest therein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to the Management Agreement and a Stock Subscription Agreement dated as of January 31, 1997 (the "Stock Subscription Agreement"), New Wherehouse agreed to sell, and Investment Associates agreed to buy at a purchase price of $6,340,000 ($1,000,000 in cash from Investment Associates' funds, plus a secured recourse promissory note in the principal amount of $335,000 and a secured non-recourse promissory note in the amount of $5,005,000 (collectively, the "Promissory Notes")) 1,100,000 shares of the New Common Stock (the "A&M Shares") (subject to adjustment upward or downward to represent 10% of the sum of (i) the shares of New Common Stock ultimately issued under the Reorganization Plan plus (ii) the number of shares of New Common Stock issued to Investment Associates). The Promissory Notes bear interest at 7% per annum during the first four years and 11 % per annum during the fifth through seventh years, mature on January 31, 2004 and have no scheduled interest or principal amortization until their maturity date. The Promissory Notes are secured by a first priority pledge of the A&M Shares pursuant to a Stock Pledge Agreement dated as of January 31, 1997.

     In addition, New Wherehouse and Investment Associates entered into a Non-Transferable Stock Option Agreement dated as of January 31, 1997, as amended, (the "Option Agreement"), pursuant to which New Wherehouse issued to Investment Associates three tranches of options to purchase shares of New Common Stock (the "A&M Options"; and, together with the A&M Shares, the "A&M Securities"). The Option Agreement, as amended, provides for the grant to Investment Associates of options representing in the aggregate the right to purchase 10% of (i) the shares of New Common Stock issued under the Reorganization Plan, (ii) the A&M Shares, and (iii) the shares underlying these options. The A&M Options vest monthly in equal installments through October 31, 1998 and all unexercised A&M Options expire on January 31, 2003, subject to prior vesting or termination as set forth in the Management Agreement. The Company presently estimates that after all adjustments, the A&M options will consist of (i) options to acquire 407,667 shares at an exercise price of $8.63 per share, (ii) options to acquire 407,667 shares at an exercise price of $10.45 per share, and (iii) options to acquire 407,667 shares at an exercise price of $12.72 per share. The exact number of shares underlying these options and the exercise price will depend on the final resolution of claims under the Reorganization Plan. The Option Agreement provides that such adjustments will be made periodically as deemed practicable and that an interim adjustment will be made on September 30, 1998.

     New Wherehouse also granted certain registration rights to Investment Associates with respect to the A&M Securities pursuant to a Registration Rights Agreement dated as of January 31, 1997 (the "A&M Registration Rights Agreement"). Under the A&M Registration Rights Agreement, Investment Associates has the right to make one demand registration and two piggyback registrations in respect of the A&M Securities.

     New Wherehouse also granted certain registration rights to the Senior Lenders as of the Plan Effective Date with respect to the New Common Stock acquired by such Senior Lenders, pursuant to a Registration Rights Agreement dated as of January 31, 1997 (the "Senior Lenders Registration Rights Agreement"). Under the Senior Lenders Registration Rights Agreement, the holders of a requisite number of shares issued to the Senior Lenders have the right to make two demand registrations and to participate in two piggyback registrations in respect of the such shares of New Common Stock.

     Jefferies & Company, Inc., of which Mr. Radecki was an Executive Vice President and Director of Financial Restructurings, served as the financial consultant to Old Wherehouse in the Bankruptcy Case, and served as financial advisor to New Wherehouse.

                                      PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report.

     1.     Financial statements.

     See Index to Financial Statements and Financial Statement Schedule.

     2.     Financial statement schedule.

     See Index to Financial Statements and Financial Statement Schedule.

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     3.     Exhibits


            2.1 Debtors' First Amended Chapter 11 Plan, as Revised for Technical Corrections dated October 4, 1996 and Supplemental Amendments on December 2, 1996 and December 13, 1996. (Incorporated by reference to Exhibits A, B and C of Exhibit 3.1 of Old Wherehouse's Current Report on Form 8-K dated January 22, 1997.)

            2.2 Asset Purchase Agreement dated as of January 31, 1997 among Old Wherehouse, WEI and New Wherehouse.
                   (Incorporated by reference to Exhibit 1.4 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

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

            3.3 Certificate of Amendment of Certificate of Incorporation of Old Wherehouse filed with the Delaware Secretary of State on January 31, 1997. (Incorporated by reference to Exhibit 1.2 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

            3.4 By-laws of New Wherehouse. (Incorporated by reference to Exhibit B of Exhibit A of Exhibit 3.1 of Old Wherehouse's Current Report on Form 8-K dated January 22, 1997.)

            3.5 Amendment to By-laws of New Wherehouse adopted January 30, 1997, adopted by Unanimous Written Consent of the Sole Director of New Wherehouse. (Incorporated by reference to Exhibit 3.5 of New Wherehouse's Annual Report on Form 10-K dated May 16, 1997.)

            4.1 Tranche A Warrant Agreement dated as of January 31, 1997 between New Wherehouse and United States Trust Company of New York, as the Warrant Agent. (Incorporated by reference to Exhibit 4.1 of New Wherehouse's Annual Report on Form 10-K dated May 16, 1997.)

            4.2 Tranche B Warrant Agreement dated as of January 31, 1997 between New Wherehouse and United States Trust Company of New York, as the Warrant Agent. (Incorporated by reference to Exhibit 4.2 of New Wherehouse's Annual Report on Form 10-K dated May 16, 1997.)

            4.3 Tranche C Warrant Agreement dated as of January 31, 1997 between New Wherehouse and United States Trust Company of New York, as the Warrant Agent. (Incorporated by reference to Exhibit 4.3 of New Wherehouse's Annual Report on Form 10-K dated May 16, 1997.)

            4.4 Registration Rights Agreement dated as of January 31, 1997 among New Wherehouse, Cerberus Partners, L.P., CS First Boston Securities Corporation and Bank of America, Illinois. (Incorporated by reference to Exhibit 1. 14 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

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

            10.3* Extension and Amendment to Management Services Agreement dated as of February 1, 1998 among New Wherehouse, Alvarez & Marsal, Inc., Antonio C. Alvarez, II and Investment Associates.

            10.4* Second Amendment to Management Services Agreement dated as of April 30, 1998 among New Wherehouse, Alvarez & Marsal, Inc., Antonio C. Alvarez, II and Investment Associates.

            10.5 Secured Recourse Promissory Note dated January 31, 1997 by Investment Associates in favor of New Wherehouse in the principal amount of $335,000. (Incorporated by reference to Exhibit 1.6 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

            10.6 Secured Non-Recourse Promissory Note dated January 31, 1997 by Investment Associates in favor of New Wherehouse in the principal amount of $5,005,000. (Incorporated by reference to Exhibit 1.7 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

            10.7 Stock Pledge Agreement dated as of January 31, 1997 between Investment Associates and New Wherehouse. (Incorporated by reference to Exhibit 1.8 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

            10.8 Stock Subscription Agreement dated as of January 31, 1997 between New Wherehouse and Investment Associates. (Incorporated by reference to Exhibit 1.9 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

            10.9 Non-Transferable Stock Option Agreement dated as of January 31, 1997 between New Wherehouse and Investment Associates. (Incorporated by reference to Exhibit 1. 10 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

            10.10* First Amendment to Non-Transferable Stock Option Agreement
                   dated as of April 30, 1998 between New Wherehouse and Investment Associates.

            10.11 Registration Rights Agreement dated as of January 31, 1997 between New Wherehouse and Investment Associates. (Incorporated by reference to Exhibit 1.12 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

            10.12 Letter agreement dated as of October 14, 1996 among Cerberus Partners, L.P., CS First Boston Securities Corporation and Bank of America, Illinois regarding fees to be paid to Alvarez & Marsal, Inc. (Incorporated by reference to Exhibit 1.13 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

            10.13 Letter agreement dated as of January 31, 1997 between New Wherehouse and Cerberus Partners, L.P. regarding the reimbursement of fees paid by Cerberus on behalf of the senior lenders to Alvarez & Marsal, Inc. (Incorporated by reference to Exhibit 1.11 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

            10.14 Loan and Security Agreement dated as of January 31, 1997 between New Wherehouse and Congress Financial Corporation (Western). (Incorporated by reference to Exhibit 1.15 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

            10.15 Security Agreement dated as of January 31, 1997 between New Wherehouse and United States Trust Company of New York, as Collateral Agent for certain trade creditors. (Incorporated by reference to Exhibit 1.16 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

            10.16 Intercreditor and Collateral Agency Agreement dated as of January 31, 1997 among New Wherehouse, the Trade Creditors named therein and United States Trust Company of New York, as Collateral Agent. (Incorporated by reference to Exhibit
                   1. 17 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

            10.17 Intercreditor and Subordination Agreement dated as of January 31, 1997 among the Trade Creditors named therein, United States Trust Company of New York, as Collateral Agent for the Trade Creditors and Congress Financial Corporation (Western). (Incorporated by reference to Exhibit 1.18 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

            10.18 Security Agreement dated as of January 20, 1997, by and between Mellon US Leasing, a division of Mellon Leasing Corporation, successor to United States Leasing Corporation, as Secured Party, and Reorganized Wherehouse. (Incorporated by reference to Exhibit 10.15 of New Wherehouse's Annual Report on Form 10-K dated May 16, 1997.)

            10.19 Change of Control Agreements, dated as of July 10, 1995, between Registrant and each of its executive officers, with schedule required by instruction (2) to item 601(a) of Regulation S-K identifying the parties thereto and certain other details. (Incorporated by reference to Exhibit 10.1 of Old Wherehouse's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995.)

            27.0*  Financial Data Schedule.

(b)  Current Reports on Form 8-K.

            None.

*    Filed herewith

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WHEREHOUSE ENTERTAINMENT, INC.


Date: April 30, 1998               By: /s/ Antonio C. Alvarez
                                      --------------------------
                                   Antonio C. Alvarez, II
                                   Chairman of the Board,
                                   Chief Executive Officer and Director
                                   (Principal Executive Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                      Title                         Date
         ---------                      -----                         ----

     /s/ Antonio C. Alvarez        Chairman of the Board, Chief      April 30, 1998
     --------------------------    Executive Officer
     Antonio C. Alvarez, II

     /s/ Bob Davenport                 Director                      April 30, 1998
     --------------------------
     Robert C. Davenport

     /s/ Jonathan Gallen               Director                      April 30, 1998
     --------------------------
     Jonathan Gallen

     /s/ Joseph J. Radecki, Jr.        Director                      April 30, 1998
     --------------------------
     Joseph Radecki

     /s/ Joseph B. Smith               Director                      April 30, 1998
     --------------------------
     Joseph B. Smith


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANT WHICH HAS NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy materials have been sent to the security holders of the registrant.

                         Wherehouse Entertainment, Inc.

                         Index to Financial Statements
                        and Financial Statement Schedule

                          Year ended January 31, 1998


                                      CONTENTS

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . F-1

Financial Statements

Balance Sheets at January 31, 1998 and 1997. . . . . . . . . . . . . . . . F-2
Statements of Operations for the year ended January 31, 1998
  (New Wherehouse) and the years ended January 31, 1997
  and 1996 (Old Wherehouse). . . . . . . . . . . . . . . . . . . . . . . . F-4
Statements of Changes in Shareholders' Equity for the year ended
  January 31, 1998 (New Wherehouse) and the years ended
  January 31, 1997 and 1996 (Old Wherehouse) . . . . . . . . . . . . . . . F-5
Statements of Cash Flows for the year ended January 31, 1998
  (New Wherehouse) and the years ended January 31, 1997
  and 1996 (Old Wherehouse). . . . . . . . . . . . . . . . . . . . . . . . F-6
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . F-8

Financial Statement Schedule for each of the three years ended January 31, 1998

II  Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . F-31

All other schedules have been omitted because they are not required under the related instructions or are inapplicable, or because the required information is included elsewhere in the financial statements.

                           Report of Independent Auditors

Board of Directors
Wherehouse Entertainment, Inc.

We have audited the accompanying balance sheets of Wherehouse Entertainment, Inc. as of January 31, 1998 and 1997 (New Wherehouse), and the related statements of operations, shareholders' equity, and cash flows for the year ended January 31, 1998 (New Wherehouse) and the years ended January 31, 1997 and 1996 (Old Wherehouse). Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wherehouse Entertainment, Inc. at January 31, 1998 and 1997 (New Wherehouse), and the results of its operations and its cash flows for the year ended January 31, 1998 (New Wherehouse) and the years ended January 31, 1997 and 1996 (Old Wherehouse), in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  Ernst & Young LLP


Los Angeles, California
April 17, 1998

                            Wherehouse Entertainment, Inc.

                                    Balance Sheets

Caption>
                                                          January 31
                                                    1998               1997
                                               -------------       ------------
ASSETS (NOTES 1 AND 4)
Current assets:
  Cash                                         $  54,720,000       $  6,178,000
  Receivables                                      1,296,000          1,932,000
  Prepaid inventory deposits                              --          4,486,000
  Merchandise inventory                           62,472,000         75,800,000
  Other current assets                             1,237,000          2,259,000
  Rental inventory                                 4,278,000          9,686,000
  Deferred taxes (NOTE 7)                          1,799,000                 --
                                               -------------       ------------
Total current assets                             125,802,000        100,341,000

Equipment and improvements, at cost:
  Leasehold improvements                           7,852,000          5,952,000
  Data processing equipment and software           5,722,000          6,153,000
  Store and office fixtures and equipment          8,970,000          8,960,000
  Buildings and improvements                         131,000            131,000
  Land                                               141,000            141,000
                                               -------------       ------------
                                                  22,816,000         21,337,000
  Accumulated depreciation and amortization       (5,189,000)                --
                                               -------------       ------------
                                                  17,627,000         21,337,000

Deferred taxes (NOTE 7)                            2,952,000                 --


Reorganization value in excess of amounts allocable
  to identifiable assets, net of accumulated
  amortization of $1,595,000 at January 31, 1998
  and $0 at January 31, 1997 (NOTE 2)             14,358,000          9,724,000

Other assets                                         255,000            340,000
                                               -------------       ------------
Total assets                                  $  160,994,000     $  131,742,000
                                               -------------       ------------
                                               -------------       ------------


SEE ACCOMPANYING NOTES.

                                                                 January 31
                                                            1998             1997
                                                        ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and bank overdraft                $ 30,693,000     $ 13,034,000
     Sales taxes payable                                   5,621,000        1,973,000
     Other accrued expenses (NOTE 6)                      13,458,000       10,680,000
     Income taxes payable (NOTE 7)                         6,312,000               --
     Reorganization liabilities                            4,255,000       14,481,000
     Current portion of capital lease obligations
       and long-term debt (NOTE 9)                           193,000          729,000
                                                        ------------     ------------
Total current liabilities                                 60,532,000       40,897,000

Notes payable (NOTE 1)                                     4,048,000        3,980,000

Capital lease obligations and long-term debt (NOTE 9)        294,000          722,000

Other long-term liabilities                                4,648,000        2,000,000

Commitments and contingencies (NOTES 9 AND 10)

Shareholders' equity:
     New preferred stock $.01 par value:
       Authorized shares -- 3,000,000
       Issued and outstanding shares -- none                     --               --
     New common stock, $.01 par value:
     Authorized shares -- 24,000,000
     Issued and outstanding shares -- 10,619,201
       (1998) and 10,257,808 (1997)                          106,000          103,000
     Additional paid-in capital                           89,377,000       89,380,000
     Retained earnings                                     7,702,000               --
     Notes receivable (NOTE 5)                            (5,713,000)      (5,340,000)
                                                        ------------     ------------
Total shareholders' equity                                91,472,000       84,143,000
                                                        ------------     ------------
Total liabilities and shareholders' equity              $160,994,000     $131,742,000
                                                        ------------     ------------
                                                        ------------     ------------


SEE ACCOMPANYING NOTES.

                        WHEREHOUSE ENTERTAINMENT, INC.

                          STATEMENTS OF OPERATIONS


                                                    New Wherehouse           Old Wherehouse
                                                    --------------    -----------------------------
                                                      Year ended               Year ended
                                                      January 31               January 31
                                                         1998             1997            1996
                                                     ------------     -----------------------------
Sales                                                $276,147,000     $295,453,000     $350,272,000
Rental revenue                                         51,278,000       70,051,000       82,921,000
                                                     ------------     -----------------------------
                                                      327,425,000      365,504,000      433,193,000

Cost of sales                                         176,137,000      195,489,000      230,347,000
Cost of rentals, including amortization                27,397,000       33,955,000       40,392,000
                                                     ------------     -----------------------------
                                                      203,534,000      229,444,000      270,739,000

Selling, general and administrative expenses          111,868,000      145,488,000      166,818,000
Write-down of long-lived assets (NOTE 2)                       --               --        1,476,000
                                                     ------------     -----------------------------
Income (loss) from operations                          12,023,000       (9,428,000)      (5,840,000)

Other (income) expense:
     Interest expense (contractual interest of
       $25,980,000 (1997)) (NOTES 1 AND 6)                531,000        1,019,000       15,045,000
     Interest income                                   (1,583,000)        (338,000)        (283,000)
                                                     ------------     -----------------------------
                                                       (1,052,000)         681,000       14,762,000
                                                     ------------     -----------------------------
Income (loss) before reorganization items and
      income taxes                                     13,075,000      (10,109,000)     (20,602,000)

Reorganization items (NOTES 1, 2 AND 3):
     Professional fees                                         --        7,207,000        2,470,000
     Write-off of financing costs and debt discount            --               --        8,512,000
     Provision for store closing costs                         --        6,969,000        6,237,000
     Provision for rejected executory contracts                --        3,331,000        6,000,000
     Provision for other reorganization costs                  --        2,429,000               --
                                                     ------------     -----------------------------
                                                               --       19,936,000       23,219,000
                                                     ------------     -----------------------------
Income (loss) before income taxes and
  extraordinary item                                   13,075,000      (30,045,000)     (43,821,000)

Provision for income taxes (NOTE 7)                     5,373,000               --           17,000
                                                     ------------     -----------------------------
Income (loss) before extraordinary item                 7,702,000      (30,045,000)     (43,838,000)

Extraordinary item:
     Gain on extinguishment of debt                            --      173,765,000               --
                                                     ------------     -----------------------------
Net income (loss)                                    $  7,702,000     $143,720,000     $(43,838,000)
                                                     ------------     -----------------------------
                                                     ------------     -----------------------------
Net income per common share:
     Basic                                           $       0.74
                                                     ------------     -----------------------------
                                                     ------------     -----------------------------
     Diluted                                         $       0.71
                                                     ------------     -----------------------------
                                                     ------------     -----------------------------
Weighted average common shares outstanding:
     Basic                                             10,420,557
                                                     ------------     -----------------------------
                                                     ------------     -----------------------------
     Diluted                                           10,894,862
                                                     ------------     -----------------------------
                                                     ------------     -----------------------------

SEE ACCOMPANYING NOTES.

                           Wherehouse Entertainment, Inc.

                 Statements of Changes in Shareholders' Equity

                                                                                 Retained
                                                                 Additional      Earnings
                                             Common Stock         Paid-in      (Accumulated      Notes
                                           Shares     Amount       Capital        Deficit)     Receivable         Total
                                        ------------------------------------------------------------------------------------
Balance, January 31, 1995                       10   $     --   $ 95,671,000   $(208,120,000)  $        --    $(112,449,000)
   Net loss                                     --         --             --     (43,838,000)           --      (43,838,000)
                                        ------------------------------------------------------------------------------------
Balance, January 31, 1996                       10         --     95,671,000    (251,958,000)           --     (156,287,000)
   Net income                                   --         --             --     143,720,000            --      143,720,000
Recapitalization and fresh
   start adjustments (NOTES 1 AND 2):
   Recapitalization                            (10)        --    (95,671,000)    108,238,000            --       12,567,000
   adjustment
   Issuance of New Common Stock          9,157,808     92,000     83,051,000              --            --       83,143,000
   Sale of New Common Stock              1,100,000     11,000      6,329,000              --    (5,340,000)       1,000,000
                                        ------------------------------------------------------------------------------------
New Wherehouse balance,
   January 31, 1997                     10,257,808    103,000     89,380,000              --    (5,340,000)      84,143,000
   Net income                                   --         --             --       7,702,000            --        7,702,000
   Issuance of New Common Stock            361,393      3,000         (3,000)             --            --               --
   Interest on note receivable                  --         --             --              --      (373,000)        (373,000)
                                        ------------------------------------------------------------------------------------
New Wherehouse balance,
   January 31, 1998                     10,619,201   $106,000   $ 89,377,000   $   7,702,000   $(5,713,000)   $  91,472,000
                                        ------------------------------------------------------------------------------------
                                        ------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

                         Wherehouse Entertainment, Inc.

                            Statements of Cash Flows


                                                        New Wherehouse            Old Wherehouse
                                                        --------------     -----------------------------
                                                          Year ended                Year ended
                                                          January 31                January 31
                                                             1998              1997             1996
                                                         ------------      ------------     ------------
OPERATING ACTIVITIES
Net income (loss)                                        $  7,702,000      $143,720,000     $(43,838,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Rental amortization                                    21,113,000        23,535,000       24,213,000
    Depreciation and amortization                           7,130,000        11,769,000       17,190,000
    Book value of rental inventory
    dispositions                                            4,886,000         9,454,000       14,448,000
    Write-down of long-lived assets                                --                --        1,476,000
    Deferred taxes                                         (4,751,000)               --         (207,000)
    Gain on extinguishment of debt                                 --      (173,765,000)              --
    Changes in operating assets and liabilities:
      Receivables                                             636,000          (349,000)       1,572,000
      Taxes receivable                                             --                --        1,500,000
      Prepaid inventory deposits                            4,486,000         6,394,000      (10,880,000)
      Merchandise inventory                                11,841,000        10,730,000       24,688,000
      Other current assets                                  1,022,000         2,352,000       (1,885,000)
      Accounts payable, accrued expenses and
        other liabilities not separately identified        23,894,000         2,401,000      (20,528,000)
      Income tax payable                                    6,312,000                --               --
      Rental inventory purchases                          (21,195,000)      (33,367,000)     (37,962,000)
      Other long-term liabilities                           2,648,000                --               --
    Changes due to reorganization activities:
      Accrued professional fees                            (3,079,000)        3,227,000         (668,000)
      Write-off of financing costs and debt discount               --                --        8,512,000
      Provision for store closing costs                      (328,000)        3,767,000        5,743,000
      Provision for rejected executory contracts                   --         3,331,000        6,000,000
      Other reorganization items                           (2,460,000)        2,747,000               --
                                                         ------------      ------------     ------------
Net cash provided by (used in) operating activities        59,857,000        15,946,000      (10,626,000)

INVESTING ACTIVITIES
Proceeds from sale of assets                                       --         2,464,000               --
Acquisition of equipment and improvements                  (4,699,000)       (3,785,000)     (10,252,000)
Decrease (increase) in other assets and intangibles            85,000                --         (415,000)
                                                         ------------      ------------     ------------
Net cash used in investing activities                      (4,614,000)       (1,321,000)     (10,667,000)

FINANCING ACTIVITIES
Short-term borrowings (payments), net                              --                --       29,020,000
Principal payments on capital lease obligations and
  long-term debt                                             (696,000)       (2,702,000)      (2,336,000)
Sale of New Common Stock                                           --         1,000,000               --
Interest on notes receivable                                 (373,000)               --               --
Settlement of pre-petition claims                          (5,632,000)      (14,098,000)              --
                                                         ------------      ------------     ------------
Net cash (used in) provided by financing activities        (6,701,000)      (15,800,000)      26,684,000

                           Wherehouse Entertainment, Inc.

                                                                New Wherehouse                    Old Wherehouse
                                                                --------------            -------------------------------
                                                                  Year Ended                         Year Ended
                                                                  January 31                         January 31
                                                                     1998                      1997              1996
                                                                 -----------               ------------------------------
REORGANIZATION ACTIVITIES
Reclassification of liabilities subject to compromise            $        --               $        --      $ 278,857,000
Decrease in accounts payable, accrued expenses and
  other liabilities                                                       --                        --        (71,343,000)
Reduction of debt                                                         --                        --       (207,514,000)
                                                                 -----------               ------------------------------
Net cash effect of reorganization activities                              --                        --                 --
                                                                 -----------               ------------------------------
Net increase (decrease) in cash                                   48,542,000                (1,175,000)         5,391,000
Cash at beginning of year                                          6,178,000                 7,353,000          1,962,000
                                                                 -----------               ------------------------------
Cash at end of year                                              $54,720,000               $ 6,178,000      $   7,353,000
                                                                 -----------               ------------------------------
                                                                 -----------               ------------------------------
Supplemental disclosure of cash flow information:
  Cash paid (received) during the year for:
    Interest                                                     $   254,000               $   765,000      $  11,993,000
    Income taxes                                                   3,783,000                        --         (1,276,000)
    Reorganization items                                           9,214,000                 5,687,000          2,297,000


SEE ACCOMPANYING NOTES.

                          Wherehouse Entertainment, Inc.

                           Notes to Financial Statements

                                  January 31, 1998

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

On August 2, 1995 (the petition date), Old Wherehouse filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (Chapter 11 or the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). The Chapter 11 proceedings were jointly administered, with the Company managing the business in the ordinary course as debtor-in-possession, subject to the control and supervision of the Bankruptcy Court.

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

Pursuant to the Reorganization Plan, substantially all of the assets of the Debtors and certain liabilities were transferred to New Wherehouse. The Debtors have assigned to New Wherehouse all of their executory contracts and unexpired leases assumed during the Bankruptcy Case (not otherwise assigned to third parties). The Reorganization Plan

                      Wherehouse Entertainment, Inc.

1. REORGANIZATION UNDER CHAPTER 11 (CONTINUED)

provides that the Debtors' bankruptcy estates will be liquidated by New Wherehouse. Under the Reorganization Plan, substantially all of the Debtors' indebtedness held by their creditors was cancelled in exchange for cash, shares of the Common Stock of New Wherehouse, par value $0.01 per share (the New Common Stock), and/or warrants to purchase New Common Stock or for no consideration. The Debtors' major groups of creditors were (1) senior lenders under Old Wherehouse's bank credit agreement (the Senior Lenders) led by Cerberus Partners, L.P. (Cerberus) as the agent for the Senior Lenders, (2) trade creditors (the Trade Creditors), (3) holders of Old Wherehouse's Senior Subordinated Notes (the Senior Subordinated Noteholders), (4) holders of Old Wherehouse's 6 3/4% Convertible Subordinated Debentures (the Convertible Debentureholders), (5) other general unsecured creditors (the General Unsecured Creditors) and (6) federal and state taxing authorities.

As of the Plan Effective Date and following the exercise of the Exchange Option (as described below) by certain Trade Creditors whose claims had been resolved as of the Plan Effective Date, the Senior Lenders initially received 9,157,808 shares of New Common Stock under the Reorganization Plan on account of their claims. During the year ended January 31, 1998, the Senior Lenders received additional shares of 141,455 for an aggregate of 9,299,263 shares representing approximately 87.6% of the issued and outstanding shares of New Common Stock as of January 31, 1998, prior to dilution for the Warrants described below but after dilution for the A&M Shares (see Note 5). The Senior Lenders were also paid approximately $2.8 million of adequate protection payments during the bankruptcy case and also received approximately $256,000 in cash subsequent to the Plan Effective Date. The Senior Lenders are likely to receive additional shares of New Common Stock and cash as the claims of unsecured creditors (including Trade Creditors) are resolved. Based upon New Wherehouse's estimate of the resolution of Trade Claims, New Wherehouse estimates that the Senior Lenders (or their assigns) will receive approximately 9,387,130 shares of New Common Stock in total. This total may increase based on an anti-dilution feature in the Reorganization Plan. Approximately $94.6 million of indebtedness held by the Senior Lenders was cancelled in exchange for the issuance of such shares of New Common Stock and cash.

Under the Reorganization Plan, those Trade Creditors identified by Old Wherehouse as continuing suppliers of certain inventory products and who agreed to provide normal trade credit terms to the Company after the Plan Effective Date were given the option (the Exchange Option) to receive 27% of their allowed claims in cash in lieu of shares of New Common Stock. The source of the cash payments to the Trade Creditors exercising the

                       Wherehouse Entertainment, Inc.

1. REORGANIZATION UNDER CHAPTER 11 (CONTINUED)

Exchange Option is $11,610,000 in cash otherwise distributable to the Senior Lenders under the Reorganization Plan. If a Trade Creditor elected to receive cash instead of shares of New Common Stock, the shares of New Common Stock such Trade Creditor would have received had it not exercised the Exchange Option were distributed to the Senior Lenders. Substantially all of the Trade Creditors elected to exercise the Exchange Option and, as a result, the Company estimates that once all claims are resolved, $11,250,000 in cash will have been distributed to the Trade Creditors. As of January 31, 1998, approximately $10,975,000 had been paid. Approximately $41,900,000 of the claims of Trade Creditors who exercised the Exchange Option were cancelled in consideration for the cash distributable in respect of such claims. Most of the Company's vendors, including its six major distributors of pre-recorded music, elected to exercise the Exchange Option and have agreed to provide normal trade credit terms to the Company.

Under the Reorganization Plan, the Senior Subordinated Noteholders receive $2,350,000 of cash from New Wherehouse (plus $1,550,000 of cash from a third party) and three tranches of warrants to purchase shares of New Common Stock (the Warrants). The Tranche A Warrants represent the right to purchase 576,000 shares of New Common Stock at an exercise price of $2.38 per share and have a five-year maturity. The Tranche B Warrants represent the right to purchase 100,000 shares of New Common Stock at an exercise price of $9.00 per share and have a seven-year maturity. The Tranche C Warrants represent the right to purchase 100,000 shares of New Common Stock at an exercise price of $11.00 per share and have a seven-year maturity. The Warrants were distributed by the indenture trustee for the Senior Subordinated Notes. Under the Reorganization Plan, $117,190,000 of allowed senior subordinated note claims were cancelled in consideration of the cash and Warrants being distributed to the Senior Subordinated Noteholders as described in this paragraph.

The Convertible Debentureholders received no distribution under the Reorganization Plan. Approximately $5,344,000 of outstanding 6 3/4% Convertible Subordinated Debentures were cancelled.

Certain of the claims of the General Unsecured Creditors have not yet been adjudicated and allowed by the Bankruptcy Court. Under the Reorganization Plan, any claims of the General Unsecured Creditors (including claims of Trade Creditors who did not elect the Exchange Option) that become allowed by the Bankruptcy Court will receive approximately 31.92 shares of New Common Stock per $1,000 in such allowed claims.

                   Wherehouse Entertainment, Inc.

1. REORGANIZATION UNDER CHAPTER 11 (CONTINUED)

At January 31, 1998, 219,906 shares had been issued to General Unsecured Creditors. The Company estimates that approximately 115,214 shares of New Common Stock will be issued to General Unsecured Creditors (including Trade Creditors who did not elect the Exchange Option) in the future. If the Unsecured Creditors' claims are settled for 115,214 shares of New Common Stock, approximately 88,151 additional shares of New Common Stock would then be issuable to the Senior Lenders.

Several state and local taxing authorities received on account of their claims, promissory notes due generally six years after the tax assessment date, in the approximate aggregate principal amount of $4.0 million. The promissory notes have been classified as notes payable in the accompanying balance sheets.

The Reorganization Plan also provides that post-petition claims are to be paid in full. The Confirmation Order established procedures for the resolution of disputed post-petition claims and presently there are a number of disputes before the Bankruptcy Court concerning such post-petition claims.

2. BASIS OF PRESENTATION

COMPANY OPERATIONS

Wherehouse is a retailer of pre-recorded music, videocassette rentals and other entertainment-oriented products. At January 31, 1998, the Company operated 223 stores in seven states. Approximately 89% of the Company's stores are concentrated in eight major marketing areas (Los Angeles, San Francisco, San Diego, Sacramento, Fresno, Seattle, Phoenix and Las Vegas) and approximately 83% of the stores are located in California.

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

                   Wherehouse Entertainment, Inc.

2. BASIS OF PRESENTATION (CONTINUED)

COMPANY OPERATIONS (CONTINUED)

The Company has implemented the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 on Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7). This results in the use of fresh start reporting, since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Reorganization Plan received less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities are restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Reorganization Plan. As such, the accompanying Company balance sheet commencing as of January 31, 1997, represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit.

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

The effect of the consummation of the Reorganization Plan, including the gain on extinguishment of pre-petition debt of $173,765,000 and adjustments to record assets at their estimated fair values, has been reflected in the accompanying balance sheet as of January 31, 1997, as follows:

                   Wherehouse Entertainment, Inc.

2. BASIS OF PRESENTATION (CONTINUED)

COMPANY OPERATIONS (CONTINUED)

                                                   Old              (1)          (2)            (3)                New
                                                Wherehouse                                                      Wherehouse
                                             ----------------                                                 ---------------
                                                Pre-Fresh                                                          Fresh
                                              Start Balance                                                    Start Balanceh
                                                  Sheet         Cancellation                 Fresh Start           Sheet
                                                January 31          of           Debt        Fair Value          January 31
                                                   1997            Stock       Discharge     Adjustment             1997
                                             --------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash                                     $ 6,178,000      $       --     $       --    $         --       $    6,178,000
     Receivables                                1,932,000              --             --              --            1,932,000
     Prepaid inventory deposits                 4,486,000              --             --              --            4,486,000
     Merchandise inventory                     77,321,000              --             --      (1,521,000)          75,800,000
     Other current assets                       2,259,000              --             --              --            2,259,000
     Rental inventory                          13,650,000              --             --      (3,964,000)           9,686,000
                                             --------------------------------------------------------------------------------
Total current assets                          105,826,000              --             --      (5,485,000)         100,341,000

Equipment and improvements, at cost            54,634,000              --             --     (33,297,000)          21,337,000

Accumulated depreciation and
     amortization                             (31,195,000)             --             --      31,195,000                   --
                                             --------------------------------------------------------------------------------
                                               23,439,000              --             --      (2,102,000)          21,337,000
Reorganization value in excess of
     amounts allocable to identifiable
     assets                                            --     (95,671,000)            --     105,395,000            9,724,000

Other assets                                      340,000              --             --              --              340,000
                                             --------------------------------------------------------------------------------
Total assets                                 $129,605,000    $(95,671,000)    $       --    $ 97,808,000       $  131,742,000
                                             --------------------------------------------------------------------------------
                                             --------------------------------------------------------------------------------

                   Wherehouse Entertainment, Inc.

2. BASIS OF PRESENTATION (CONTINUED)

COMPANY OPERATIONS (CONTINUED)

                                                         Old              (1)          (2)            (3)                New
                                                      Wherehouse                                                      Wherehouse
                                                   ----------------                                                 ---------------
                                                      Pre-Fresh                                                          Fresh
                                                    Start Balance                                                    Start Balance
                                                        Sheet         Cancellation                   Fresh Start          Sheet
                                                      January 31          of           Debt          Fair Value         January 31
                                                         1997            Stock       Dischargeh      Adjustment           1997
                                                -----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and bank overdraft           $  13,034,000      $       --   $           --    $         --     $ 13,034,000
     Sales taxes payable                               2,192,000              --               --              --        2,192,000
     Other accrued expenses                           10,461,000              --               --              --       10,461,000
     Current portion of capital lease
       obligations and long-term debt, secured           729,000              --               --              --          729,000
     Reorganization liabilities                       (3,769,000)             --       18,250,000              --       14,481,000
                                                -----------------------------------------------------------------------------------
Total current liabilities                             22,647,000              --       18,250,000              --       40,897,000

Notes payable                                                 --              --        3,980,000              --        3,980,000
Capital lease obligations and long-term debt,
  secured                                                722,000              --               --              --          722,000

Other long-term liabilities                           11,160,000              --               --      (9,160,000)       2,000,000

Liabilities subject to compromise                    279,138,000              --                               --               --
                                                                                     (279,138,000)

Deferred income taxes                                  1,270,000              --               --      (1,270,000)              --

Commitments and contingencies

Shareholders' equity (deficit):
     New common stock, $.01 par value                     11,000              --           92,000              --          103,000
     Old common stock, $.01 par value                         --              --               --              --               --
     Additional paid-in capital                      102,000,000     (95,671,000)      83,051,000              --       89,380,000

     Accumulated deficit                            (282,003,000)             --      173,765,000     108,238,000               --

     Notes receivable                                 (5,340,000)             --               --              --       (5,340,000)
                                                -----------------------------------------------------------------------------------
Total shareholders' equity (deficit)                (185,332,000)    (95,671,000)     256,908,000     108,238,000       84,143,000
                                                -----------------------------------------------------------------------------------
Total liabilities and shareholders' equity
  (deficit)                                        $ 129,605,000    $(95,671,000)    $         --    $ 97,808,000     $131,742,000
                                                -----------------------------------------------------------------------------------
                                                -----------------------------------------------------------------------------------

                         Wherehouse Entertainment, Inc.

2. BASIS OF PRESENTATION (CONTINUED)

COMPANY OPERATIONS (CONTINUED)

(1) Issuance of New Common Stock and warrants and cancellation of Old Common Stock.
(2) Exchange of pre-petition debt for New Common Stock and related gain on debt extinguishment.
(3) Record assets and liabilities at their fair value pursuant to the reorganization value of the Company and eliminate retained deficit.

The fresh start balance sheet at January 31, 1997 includes estimated liabilities for the settlement of certain pre-petition claims including payments to landlords for leases rejected during the reorganization proceedings for which the amount payable by the Company had not yet been determined and allowed by the bankruptcy court. Differences between the amounts recorded by the Company at January 31, 1997 and amounts ultimately paid will be included in income or loss from continuing operations of the Company when resolved.

During the year ended January 31, 1998, the Company revised the preliminary allocation of the fair value of assets and liabilities recorded in the fresh start balance sheet at January 31, 1997. Revisions to the fresh start balance sheet amounts included a decrease to equipment and improvements of approximately $2.7 million, an increase to the reorganization value in excess of amounts allocable to identifiable assets of approximately $6.2 million and an increase of approximately $3.5 million to the recorded amount of reorganization liabilities. The decrease in the carrying amount of equipment and improvements resulted primarily from final appraisals and additional analysis performed during the year ended January 31, 1998.

3. SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

                         Wherehouse Entertainment, Inc.

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise described, the fair values of financial instruments approximate their recorded values.

INVENTORY

New Wherehouse carries inventory at the lower of cost or market using the last-in, first-out (LIFO) method. Inventory consists primarily of resaleable pre-recorded music, video cassettes, video games and other products. At January 31, 1998, inventory valued using LIFO is $201,000 less than the value of the inventory if valued using the first-in, first-out (FIFO) method. Old Wherehouse inventories are carried at the lower of cost or market using the FIFO method.

RENTAL INVENTORY

New Wherehouse amortizes video rental inventory using the straight-line method over a three-month period with a $3 salvage value. Rental inventory has been classified as a current asset in the accompanying balance sheet as substantially all revenue and cash flow from rental on hand is expected to be derived within a one-year period. The Company sells rental cassettes and games in excess of ongoing needs after the initial rental period at prices which are often less than net book value. The sell-through of such rental inventory in the year purchased results in additional amortization, which is included in the cost of rentals.

Prior to the Reorganization, rental inventory was amortized over a period of two years for video games and three years for videocassettes.

                        Wherehouse Entertainment, Inc.

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                                                          Years
                                                                         -------
    Leasehold improvements                                               2 - 10*
    Data processing equipment and software                               3 - 5
    Store and office fixtures and equipment                              1 - 10
    Buildings and improvements                                           5 - 30

*Amortization over the lesser of related lease term or useful life of the asset.

Depreciation and amortization of equipment and leasehold improvements was $5,535,000, $11,769,000 and $17,190,000 for the years ended January 31, 1998,
1997 and 1996, respectively.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

Reorganization value in excess of amounts allocable to identifiable assets resulting from the Reorganization will be amortized using the straight-line method over 10 years.

FAIR VALUE OF LONG-LIVED ASSETS

The Company follows the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, the Company records impairment losses on long-lived assets used in operations, and the related reorganization value in excess of amounts allocable to identifiable assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

As a result of the Company's financial performance and the Chapter 11 proceedings, the Company closed 20 locations during fiscal 1998, 63 locations during fiscal 1997 and 53 locations during fiscal 1996. In addition, before the Reorganization, during fiscal 1996,

                        Wherehouse Entertainment, Inc.

the Company evaluated the ongoing value of its equipment and improvements on a store-by-store basis. Based on this evaluation, the Company determined that store equipment and improvements with a carrying amount of $1,843,000 were impaired and wrote them down by $1,476,000 to their fair value. Fair value was based on estimated future cash flows to be generated by the individual stores, discounted at a market rate of interest.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents. It is the Company's practice to place its cash equivalents in high quality securities with two financial institutions.

                        Wherehouse Entertainment, Inc.

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

The Company expenses nonreimbursable advertising costs as costs are incurred. The amount charged to advertising expense, net of co-op recoveries, during the years ended January 31, 1998, 1997 and 1996 was $2,017,000, $6,185,000
and $5,228,000, respectively.

PRE-OPENING COSTS

Store pre-opening costs, including store employee labor costs and advertising, incurred prior to the opening of a new store are expensed as incurred.

EARNINGS PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997, which specifies the computation, presentation, and disclosure requirements for earnings per share. The statement requires that the Company disclose both basic and diluted earnings per share on the face of the statement of operations and reconcile the numerator and denominator of the basic and diluted per share calculation in the notes to the financial statements (see Note 8). Earnings per share for Old Wherehouse have been omitted since it was a wholly owned subsidiary of WEI.

REORGANIZATION ITEMS

Reorganization items recorded in the statements of operations at January 31, 1997 and 1996 include: (a) professional fees relating to legal, accounting and consulting services provided in connection with the Chapter 11 proceedings, (b) costs and expenses associated with the closing of locations, including an estimated accrual for the expected allowed claims related to rejected executory contracts, and estimated losses from the liquidation of inventory from closed stores, (c) the write off of unamortized financing costs and debt discount in order to record debt subject to the Chapter 11 proceedings at par value, (d) employee severance costs and an estimated accrual for contractual obligations under employee change of control agreements and (e) United States trustee fees and other costs of the Chapter 11 proceedings.

                        Wherehouse Entertainment, Inc.

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made.

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

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities and are measured at the enacted tax rates that will be in effect when these differences reverse.

RECLASSIFICATIONS

Certain reclassifications of balances have been made to the 1996 and 1997 amounts to conform to the 1998 presentation.

4. REVOLVING CREDIT FACILITY

Pursuant to the Reorganization Plan, the Company entered into a loan and security agreement with Congress Financial Corporation (Western) (the Congress Facility), which provides a borrowing capacity of up to $30,000,000 with a letter of credit subfacility of $10,000,000, subject to borrowing base limitations based upon, among other things, the value of certain eligible merchandise inventory. As of January 31, 1998, there were no borrowings outstanding under the Congress Facility, although $700,000 of letters of credit were outstanding.

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

The Congress Facility is secured by cash, credit card receivables, general intangible assets, and inventory and requires that the Company maintain net worth (as defined) of not less than $60 million and subjects the Company to other covenants. On January 31, 1998, the Company was in compliance with the covenants.

5. STOCKHOLDERS' EQUITY

Pursuant to the Management Agreement and a Stock Subscription Agreement dated as of January 31, 1997 (the Stock Subscription Agreement), New Wherehouse agreed to sell, and Investment Associates an affiliate of Alvarez and Marsal, Inc. (A&M) agreed to buy at a purchase price of $6,340,000 ($1,000,000 in cash from Investment Associates' funds, plus a secured recourse promissory note in the principal amount of $335,000 and a secured non-recourse promissory note in the amount of $5,005,000 (collectively, the Promissory Notes), 1,100,000 shares of the New Common Stock (the A&M Shares) (subject to adjustment upward or downward to represent 10% of the sum of (i) the shares of New Common Stock ultimately issued under the Reorganization Plan plus (ii) the number of shares of New Common Stock issued to Investment Associates). The Promissory Notes bear interest at 7% per annum during the first four years and 11% per annum during the fifth through seventh years, mature on January 31, 2004, and have no scheduled interest and principal amortization until their maturity date. The Promissory Notes are secured by a first priority pledge of the A&M Shares pursuant to a Pledge Agreement dated as of January 31, 1997.

                        Wherehouse Entertainment, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

In addition, New Wherehouse and Investment Associates entered into a Non-Transferrable Stock Option Agreement dated as of January 31, 1997, as amended, (the Stock Option Agreement), pursuant to which New Wherehouse issued to Investment Associates three tranches of options to purchase shares of New Common Stock (the A&M Options; and, together with the A&M Shares, the A&M Securities) representing in the aggregate the right to purchase an additional 10% of the shares of New Common Stock issued under the Reorganization Plan and the A&M Securities. The first tranche of options represents the right to purchase 393,299 shares of New Common Stock at an exercise price of $8.95. The second tranche of options represents the right to purchase 393,299 shares of New Common Stock at an exercise price of $10.83. The third tranche of options represents the right to purchase 393,300 shares of New Common Stock at an exercise price of $13.18. The A&M Options vest monthly in equal installments through October 31, 1998 and all unexercised A&M Options expire on January 31, 2003, subject to prior vesting or termination as set forth in the Management Services Agreement. The A&M Options are subject to upward adjustment on a quarterly basis as additional shares of New Common Stock are issued and are entitled to certain other anti-dilution provisions as set forth in the Stock Option Agreement. The above option amounts and exercise prices have been adjusted for anti-dilution effects through January 31, 1998.

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

                         Wherehouse Entertainment, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

    The following is a summary of outstanding options and warrants at January 31, 1998:

                                      Number    Exercise Price   Exercisable
                                     ---------  --------------   -----------
     Options:                          393,299      $ 8.95         224,742
                                       393,299       10.83         224,742
                                       393,300       13.18         224,743
                                     ---------                   -----------
                                     1,179,898                     674,227
                                     ---------                   -----------
                                     ---------                   -----------
     Weighted average exercise
       price                                        $10.99

     Warrants:                         576,000      $ 2.38         576,000
                                       100,000        9.00         100,000
                                       100,000       11.00         100,000
                                     ---------      ------       -----------
                                       776,000                     776,000
                                     ---------                   -----------
                                     ---------                   -----------
     Weighted average exercise
       price                                        $ 4.34

6. OTHER ACCRUED EXPENSES

    Other accrued expenses consists of the following:

                                                        1998         1997
                                                     -----------  -----------
     Gift certificate and credit slips liability     $ 5,475,000  $ 5,446,000
     Payroll and related costs                         6,307,000    3,820,000
     Store closing costs                                  27,000      621,000
     Other                                             1,649,000      793,000
                                                     -----------  -----------
                                                     $13,458,000  $10,680,000
                                                     -----------  -----------
                                                     -----------  -----------

                         Wherehouse Entertainment, Inc.

7. INCOME TAXES

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

    The provision for income taxes includes:

                                         New                Old
                                     Wherehouse          Wherehouse
                                     -----------  -------------------------
                                     Year ended         Year ended
                                     January 31         January 31
                                        1998         1997          1996
                                     -----------  -----------  ------------
     Current:
       Federal                       $8,243,000   $        --  $         --
       State                          1,881,000            --        17,000
                                     -----------  -----------  ------------
                                     10,124,000            --        17,000
     Deferred:
       Federal                       (3,920,000)           --   (14,187,000)
       State                           (831,000)           --    (2,695,000)
       Valuation allowance                   --            --    16,882,000
                                     -----------  -----------  ------------
                                     (4,751,000)           --            --
                                     -----------  -----------  ------------
                                     $5,373,000   $        --  $     17,000
                                     -----------  -----------  ------------
                                     -----------  -----------  ------------

    A reconciliation of the difference between the federal statutory rate and the effective tax rate is summarized as follows:

                                             Year Ended January 31
                                     --------------------------------------
                                        1998         1997          1996
                                     -----------  -----------  ------------
     Statutory tax rate                 35.0%         34.0%        (34.0)%
     Permanent tax differences           0.3            --           --
     State taxes, net of federal
       benefit                           5.2            --            --
     Other                               0.6            --            --
     Valuation allowance                  --         (34.0)         34.0
                                     -----------  -----------  ------------
                                        41.1%           --%           --%
                                     -----------  -----------  ------------
                                     -----------  -----------  ------------

                         Wherehouse Entertainment, Inc.

7. INCOME TAXES (CONTINUED)

    The components of net deferred income taxes at 1998 are as follows:

     Net current deferred income tax assets (liabilities):
       Merchandise inventory                                     $2,382,000
       Vacation and bonus liabilities                               814,000
       Other accrued liabilities                                    164,000
       Prepaid expenses                                            (125,000)
       Video rental inventory                                    (1,022,000)
       Reorganization expenses                                     (568,000)
       Cash discounts                                              (432,000)
       State taxes                                                  586,000
                                                                 ----------
                                                                  1,799,000

     Net long-term deferred income tax assets (liabilities):
       Reorganization value                                         505,000
       Average rent liability                                     1,079,000
       Equipment and improvements                                 1,368,000
                                                                 ----------
                                                                  2,952,000
                                                                 ----------
     Total net deferred tax assets                               $4,751,000
                                                                 ----------
                                                                 ----------

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

                         Wherehouse Entertainment, Inc.

8. EARNINGS PER SHARE

    The following table is a reconciliation of the basic and diluted earnings per share computations:

                                                      Year ended
                                                      January 31
                                                         1998
                                                      -----------
     Basic EPS Computation:
       Numerator                                      $ 7,702,000
       Denominator:
         Weighted average common shares outstanding    10,420,557
                                                      -----------
           Total shares                                10,420,557
                                                      -----------
     Basic EPS                                        $      0.74
                                                      -----------
                                                      -----------
     Diluted EPS Computation:
       Numerator                                      $ 7,702,000
       Denominator:
         Weighted average common shares outstanding    10,420,557
         Incremental shares from assumed exercise of
           warrants                                       439,401
         Incremental shares from assumed exercise of
           options                                         34,904
                                                      -----------
           Total shares                                10,894,862
                                                      -----------
     Diluted EPS                                      $      0.71
                                                      -----------
                                                      -----------

    Options to purchase 393,300 shares of common stock outstanding during the year ended January 31, 1998 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

    Earnings per share for Old Wherehouse have been omitted since it was a wholly owned subsidiary of WEI.

                         Wherehouse Entertainment, Inc.

9. COMMITMENTS AND CONTINGENCIES

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

    Future minimum annual lease payments under operating leases at January 31, 1998, including the modifications resulting from the Chapter 11 proceedings, are payable as follows:

     1999                                                       $23,093,000
     2000                                                        20,730,000
     2001                                                        19,037,000
     2002                                                        16,634,000
     2003                                                        12,600,000
     Thereafter                                                  30,918,000
                                                                -----------
     Total future minimum lease payments                        $123,012,000
                                                                -----------
                                                                -----------

    Rental expense charged to operations was approximately $25,365,000 in fiscal 1998, $33,159,000 in fiscal 1997 and $38,892,000 in fiscal 1996. In addition, real estate taxes and additional rents based on percentage of sales were approximately $2,392,000 in fiscal 1998, $2,434,000 in fiscal 1997 and $2,871,000 in fiscal 1996.

    In connection with the Reorganization, the Company converted an equipment lease, previously accounted for as a capital lease, to a note payable, with monthly installments of $12,750 through September 1999.

                        Wherehouse Entertainment, Inc.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER

In June 1993, the Company entered into a management consulting agreement with a company whose chairman provided services first by leading a re-engineering project and then as chairman of the board and chief executive officer of the Company. The agreement was terminated on July 2, 1996. In connection with the termination, the Company paid $562,000. The Company then entered into a new employment agreement which was terminated January 31, 1997. Additional payment in connection with the employment agreements during the year ended January 31, 1998 aggregated $250,000. Amounts paid under the initial agreement were $437,000 and $496,000 during fiscal 1997 and 1996, respectively.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position or results of operations of the Company.

10. EMPLOYEE BENEFITS

EXECUTIVE OFFICERS' RETIREMENT PLAN: The Company provides life insurance for certain executive officers of the Company with face values of $250,000. Upon retirement at the normal retirement age of 65, covered executives are entitled to receive annual payments equal to 10% of the face amount of their life insurance policies for each of the 15 years following retirement. The Company recognized expense of $52,000 in 1998, $25,000 in 1997 and $60,000 in 1996, under this plan.

EMPLOYEES' SAVINGS RETIREMENT PLAN: In March 1992, the Company established a tax qualified 401(k) Savings Retirement Plan (401(k) Plan). All employees who have completed one year of service and at least 1,000 hours of service in that year with the Company are eligible to join the 401(k) Plan on the first day of each calendar quarter. All eligible employees may contribute from 1% to 10% of their annual compensation on a pre-tax basis. The Company makes a matching contribution in an amount equal to 50% of the employees' contributions of 1% to 3% of their annual compensation and 25% of the employees' contributions of 4% to 5% of their annual compensation. Matching contributions made by the Company vest 25% per year beginning with the employee's second year of employment. The Company recognized expense of $235,000 in 1998, $257,000 in 1997 and $305,000 in 1996 for matching costs and administrative costs

                        Wherehouse Entertainment, Inc.

10. EMPLOYEE BENEFITS (CONTINUED)

under the 401(k) Plan.

SEVERANCE AGREEMENTS: In order to retain certain key management employees prior to and during the Chapter 11 proceedings, the Company established severance agreements with such employees. The Company paid $928,000 in severance payments during the year ended January 31, 1998. Such agreements expired on January 31, 1998.

EMPLOYMENT AGREEMENTS

In connection with the Reorganization Plan, the Company entered into a Management Services Agreement dated as of January 31, 1997, with A&M, Antonio
C. Alvarez, II, the Support Employees described therein, Investment Associates and Cerberus Partners, L.P. (the Management Agreement). Under the Management Agreement Antonio C. Alvarez, II serves as Chairman of the Board and Chief Executive Officer of New Wherehouse with A&M receiving $600,000 annually as compensation for Antonio C. Alvarez, II services and certain support employees' services. The Management Agreement had an expiration date of October 14, 1998. The Management Agreement was extended for one year with an expiration date of October 14, 1999. The amended agreement continued the $600,000 as annual compensation for Antonio C. Alvarez, II and certain support employees. In addition, the amended agreement was expanded to include three additional employees at an annual cost of $450,000. The amended agreement also established incentive fees of up to $180,000, to be paid to the additional support employees provided that certain financial targets are reached, and commencing with the year ended January 31, 1999, the fees are approved by the Board of Directors.

Prior to the Plan Effective Date, Antonio C. Alvarez, II served as a consultant to the Senior Lenders pursuant to a letter agreement dated as of October 14, 1996, between A&M, Antonio C. Alvarez, II and the Senior Lenders (the Interim Agreement). Pursuant to the Interim Agreement, the Senior Lenders agreed to pay A&M a consulting fee of $50,000 per month plus the hourly fees of those employees of A&M providing assistance to Antonio C. Alvarez, II in the performance of his consulting responsibilities. The Senior Lenders paid $389,000 to A&M pursuant to the Interim Agreement prior to January 31, 1997. Under the Management Agreement, New Wherehouse agreed to reimburse, and has reimbursed, the Senior Lenders for the amounts paid by the Senior Lenders to A&M pursuant to the Interim Agreement.

                        Wherehouse Entertainment, Inc.

10. EMPLOYEE BENEFITS (CONTINUED)

EMPLOYMENT AGREEMENTS (CONTINUED)

In the event that Antonio C. Alvarez, II is terminated other than for cause (as defined in the Management Agreement), prior to October 14, 1998, the Management Agreement provides that (i) Investment Associates will have the right to require New Wherehouse to purchase the shares of New Common Stock and options (whether or not vested), owned by Investment Associates, and (ii) New Wherehouse will pay A&M cash in a lump sum amount equal to $50,000 multiplied by the number of months remaining from the time of termination to October 14, 1998. The price to be paid by New Wherehouse in purchasing the shares of New Common Stock and options to acquire New Common Stock owned by Investment Associates will depend on the fair market value (as defined in the Management Agreement) of the New Common Stock at the time of purchase. Any payments made to Investment Associates in purchasing the shares of New Common Stock and options to acquire New Common Stock from Investment Associates are required to be applied to reduce the outstanding amounts under the Promissory Notes.

During the year ended January 31, 1998, the aggregate amount of fees and expenses paid or payable to A&M was $953,000.

                        Wherehouse Entertainment, Inc.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended January 31, 1998 (New Wherehouse) and 1997 (Old Wherehouse):


                                               Quarter Ended
                           ----------------------------------------------------
                             April 30     July 31    October 31     January 31
                           ----------------------------------------------------
1998
Net sales                  $   73,183   $  77,884   $    71,961    $   104,397
Gross profit                   27,071      28,522        28,050         40,248
Operating income (loss)          (523)        774         1,239         10,533
Net income (loss)                (286)        588           970          6,430
Net income per common
 share (1):
  Basic                         (0.03)       0.06          0.09           0.61
  Diluted                       (0.03)       0.05          0.09           0.58
Weighted average shares
 outstanding (1):
  Basic                        10,258      10,311        10,546         10,567
  Diluted                      10,258      10,829        10,970         11,116
1997
Net sales                      87,490      87,670        78,144        112,200
Gross profit                   35,472      31,833        28,723         40,032
Operating income (loss)        (1,245)     (5,891)       (6,397)         4,105
Net income (loss)              (2,266)     (8,010)       (7,456)       161,452


(1) Pursuant to the adoption of FASB Statement No. 128, "Earnings Per Share," basic and diluted earnings per share have been presented for the year ended January 31, 1998. Earnings per share are not presented for the year ended January 31, 1997 as Old Wherehouse was a wholly owned subsidiary of WEI.

                           Wherehouse Entertainment, Inc.

                  Schedule II - Valuation and Qualifying Accounts

                                                               Additions
                                             Balance at        Charged to
                                             Beginning         Costs and                              Balance at
               Description                    of Year           Expenses       Deductions(1)(2)      End of Year
--------------------------------------------------------------------------------------------------------------
Accumulated amortization deducted
 from video rental inventory:
   Company:
     Year ended January 31, 1998            $         -       $ 21,113,000      $ 10,970,000       $  10,143,000

     Year ended January 31, 1997             38,906,000         23,535,000        62,441,000                   -
     Year ended January 31, 1996             40,984,000         24,213,000        26,291,000          38,906,000


-----------------------

(1)  Accumulated amortization on disposition of video rental tapes.

(2) The deduction in 1997 resulted from the elimination of the accumulated amortization in conjunction with Fresh Start accounting adjustments.