Form 10-Q
period 1998-04-30
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 1998-06-15
CIK 1031754

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER PERIOD ENDED APRIL 30, 1998

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    As of April 30, 1998, 10,650,643 shares of the registrant's common stock were issued and outstanding and 171,923 additional shares are expected to be issued pursuant to the bankruptcy plan of reorganization discussed in Item 1 below.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                         WHEREHOUSE ENTERTAINMENT, INC.

                                                                                                                PAGE
                                                                                                                -----
FORWARD LOOKING STATEMENTS.................................................................................           3

Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Condensed Balance Sheets--
    April 30, 1998 (Unaudited) and January 31, 1998........................................................           4

    Condensed Statements of Operations--
    Three Months Ended April 30, 1998 and 1997 (Unaudited).................................................           5

    Condensed Statements of Cash Flows--
    Three Months Ended April 30, 1998 and 1997 (Unaudited).................................................           6

    Notes to Condensed Financial Statements................................................................           7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.............           9

Part II. OTHER INFORMATION

  Item 1. Legal Proceedings................................................................................          12

  Item 6. Exhibits and Reports on Form 8-K.................................................................          12

SIGNATURES.................................................................................................          13

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

                                    PART I.
ITEM I.                        FINANCIAL INFORMATION
                         WHEREHOUSE ENTERTAINMENT, INC.
                            CONDENSED BALANCE SHEETS

                                                                    APRIL 30,   JANUARY 31,
                                                                      1998         1998
                                                                   -----------  -----------
                                                                   (UNAUDITED)
                                          ASSETS

Current Assets
  Cash...........................................................  $44,597,000  $54,720,000
  Receivables....................................................      870,000    1,296,000
  Merchandise inventory..........................................   66,683,000   62,472,000
  Other current assets...........................................    1,206,000    1,237,000
  Rental inventory, net..........................................    3,744,000    4,278,000
  Deferred taxes.................................................    1,799,000    1,799,000
                                                                   -----------  -----------
    Total current assets.........................................  118,899,000  125,802,000

Equipment and improvements, net..................................   16,586,000   17,627,000
Reorganization value in excess of amounts allocable to
  identifiable assets, net.......................................   13,959,000   14,358,000
Deferred taxes...................................................    2,983,000    2,952,000
Other assets.....................................................      358,000      255,000
                                                                   -----------  -----------
    Total assets.................................................  $152,785,000 $160,994,000
                                                                   -----------  -----------
                                                                   -----------  -----------

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses..........................  $50,380,000  $60,339,000
  Current maturities of capital lease obligations and long-term
    debt.........................................................      197,000      193,000
                                                                   -----------  -----------
    Total current liabilities....................................   50,577,000   60,532,000

Capital lease obligations and long-term debt.....................      289,000      294,000
Notes payable....................................................    4,014,000    4,048,000
Other long-term liabilities......................................    4,798,000    4,648,000

Shareholders' equity
  Common stock, $.01 par value, 24,000,000 authorized, 10,650,643 and 10,619,201 issued and outstanding at April 30, 1998 and
    January 31, 1998, respectively...............................      106,000      106,000
  Additional paid-in capital.....................................   89,377,000   89,377,000
  Retained earnings..............................................    9,429,000    7,702,000
  Notes receivable...............................................   (5,805,000)  (5,713,000)
                                                                   -----------  -----------
    Total shareholders' equity...................................   93,107,000   91,472,000
                                                                   -----------  -----------
    Total liabilities and shareholders' equity...................  $152,785,000 $160,994,000
                                                                   -----------  -----------
                                                                   -----------  -----------

            See accompanying notes to Condensed Financial Statements

                         WHEREHOUSE ENTERTAINMENT, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                   ------------------------------
                                                                                     APRIL 30,       APRIL 30,
                                                                                       1998            1997
                                                                                   -------------  ---------------
Sales............................................................................  $  61,274,000   $  59,929,000
Rental revenue...................................................................      9,258,000      13,254,000
                                                                                   -------------  ---------------
                                                                                      70,532,000      73,183,000
Cost of sales....................................................................     38,153,000      38,281,000
Costs of rentals, including amortization.........................................      4,772,000       7,831,000
                                                                                   -------------  ---------------
                                                                                      42,925,000      46,112,000
Selling, general and administrative expenses.....................................     23,626,000      25,979,000
Depreciation and amortization....................................................      1,643,000       1,616,000
                                                                                   -------------  ---------------
Income (loss) from operations....................................................      2,338,000        (524,000)

Interest expense.................................................................         94,000         111,000
Interest income..................................................................       (697,000)       (189,000)
                                                                                   -------------  ---------------
Income (loss) before income taxes................................................      2,941,000        (446,000)
                                                                                   -------------  ---------------
Provision (benefit) for income taxes.............................................      1,214,000        (160,000)
                                                                                   -------------  ---------------
Net income (loss)................................................................  $   1,727,000   $    (286,000)
                                                                                   -------------  ---------------
                                                                                   -------------  ---------------
Basic net income per share.......................................................  $        0.16  $        (0.03 )
                                                                                   -------------  ---------------
                                                                                   -------------  ---------------
Diluted net income per share.....................................................  $        0.15  $        (0.03 )
                                                                                   -------------  ---------------
                                                                                   -------------  ---------------
Weighted average number of common shares outstanding--Basic......................     10,624,500      10,257,808
                                                                                   -------------  ---------------
                                                                                   -------------  ---------------
Weighted average number of common shares and common equivalent shares
  outstanding--Diluted...........................................................     11,209,545      10,257,808
                                                                                   -------------  ---------------
                                                                                   -------------  ---------------

            See accompanying notes to Condensed Financial Statements

                         WHEREHOUSE ENTERTAINMENT, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                     ----------------------------
                                                                                       APRIL 30,      APRIL 30,
                                                                                         1998           1997
                                                                                     -------------  -------------
OPERATING ACTIVITIES:
  Net income (loss)................................................................  $   1,727,000  $    (286,000)
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
        Depreciation and amortization..............................................      1,643,000      1,617,000
        Rental amortization, included in cost of rental............................      3,760,000      6,544,000
        Book value of rental inventory dispositions, included in cost of rental....        937,000      1,397,000
        Changes in operating assets and liabilities
          Receivables..............................................................        426,000        618,000
          Prepaid inventory deposits...............................................              0      4,192,000
          Merchandise inventory....................................................     (4,211,000)     3,273,000
          Other current assets.....................................................        (31,000)       599,000
          Accounts payable, accrued expenses and other liabilities.................     (9,778,000)     1,388,000
          Rental inventory purchases...............................................     (4,163,000)    (6,271,000)
                                                                                     -------------  -------------
              Net cash (used in) provided by operating activities..................     (9,690,000)    13,071,000
INVESTING ACTIVITIES:
  Acquisition of property, equipment and improvements..............................       (203,000)      (553,000)
  (Increase) decrease in other assets..............................................       (103,000)        10,000
                                                                                     -------------  -------------
              Net cash used in investing activities................................       (306,000)      (543,000)
FINANCING ACTIVITIES:
  Interest on Notes receivables....................................................        (92,000)      --
  Principal payments on capital lease obligations and long-term debt...............        (35,000)      (214,000)
                                                                                     -------------  -------------
              Net cash used in financing activities................................       (127,000)      (214,000)
Net (decrease) increase in cash....................................................    (10,123,000)    12,314,000
Cash at beginning of the period....................................................     54,720,000      6,178,000
                                                                                     -------------  -------------
Cash at end of the period..........................................................  $  44,597,000  $  18,492,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest.....................................................................  $      16,000  $      26,000
      Income taxes.................................................................  $   6,879,000  $    --

            See accompanying notes to Condensed Financial Statements

                         WHEREHOUSE ENTERTAINMENT, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. Certain reclassifications of balances have been made to the 1997 amounts to conform to the 1998 presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

2. REORGANIZATION UNDER CHAPTER 11

    The Company's Plan of Reorganization, (the "Plan") was confirmed by an order of the Bankruptcy Court entered on January 7, 1997. The effective date of the Plan occurred on January 31, 1997.

    Since the Plan Effective Date, the Bankruptcy Court has retained jurisdiction over certain claims and other matters relating to the Bankruptcy estates of the company's predecessor, but the Company has been and is free to carry out its business without oversight by the Bankruptcy Court.

    For a summary of the Plan of Reorganization, reference is made to the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

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

3. REVOLVING CREDIT FACILITY

    Pursuant to the Plan, the Company entered into a loan and security agreement with Congress Financial Corporation (Western) (the "Congress Facility"), which provides a borrowing capacity of up to $30,000,000 with a letter of credit subfacility of $10,000,000, subject to borrowing base limitations based upon, among other things, the value of certain eligible merchandise inventory. The Congress facility prohibits the Company from declaring or paying dividends on its classes of capital stock, including the common stock, in excess of an aggregate of $6.0 million, unless certain financial performance targets set forth in the Congress Facility are met. As of April 30, 1998, there were no borrowings outstanding under the Congress Facility, although $700,000 of letters of credit were outstanding.

                         WHEREHOUSE ENTERTAINMENT, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

4. NET INCOME PER SHARE

    During the fiscal year ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". In accordance with SFAS 128, primary earnings per share have been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding options. Prior periods have been presented to conform to SFAS 128. There is no established trading market for the voting stock of the Company. The Company, in order, to arrive at an average market price for the diluted earnings per share computation obtains market data of stock transactions from an independent stock broker including the number of shares and the bid or asked price of the shares during the period.

                         WHEREHOUSE ENTERTAINMENT, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

    This discussion should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

RESULTS OF OPERATIONS

    FOR THE QUARTERS ENDED APRIL 30, 1998 AND APRIL 30, 1997

    Net revenues were $70.5 million and $73.2 million for the quarters ended April 30, 1998 and 1997, respectively. The decrease of $2.7 million or 3.6% in total revenue results from an increase in merchandise sales of $1.4 million combined with a decrease in rental revenue of $4.1 million. The Company believes that the decrease in rental revenue was attributable to continued competition, reduction in the number of stores offering rental product and a general softening in rental consumer spending nationwide.

    A summary of total net merchandise sales and rental revenues, by product category, is provided below:

                   NET MERCHANDISE SALES AND RENTAL REVENUES
                            BY MERCHANDISE CATEGORY
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                                                                      QUARTER ENDED
                                                                                                        APRIL 30,
                                                                                                   --------------------
                                                                                                     1998       1997
                                                                                                   ---------  ---------
Net Merchandise Sales:
  Music..........................................................................................  $    53.8  $    51.8
  Other, principally sales of new video cassettes, video game software and hardware, general
    merchandise and ticket commissions...........................................................        7.5        8.1
                                                                                                   ---------  ---------
      Total merchandise sales....................................................................  $    61.3  $    59.9
Videocassette and other rental revenue...........................................................        9.2       13.3
                                                                                                   ---------  ---------
        Total revenues...........................................................................  $    70.5  $    73.2
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

    The sale of pre-recorded music, new video cassettes, digital versatile disks (DVD's), video game software and hardware and general merchandise continue to represent the greatest portion of the Company's revenues. For the quarter ended April 30, 1998, net merchandise sales represented 86.9% of aggregate revenues. Net merchandise sales were $61.3 million versus $59.9 million for the quarters ended April 30, 1998 and April 30, 1997, respectively, representing an overall increase of 2.2%. Management believes that the increase of 2.2% was largely the result of an expanded catalog offering and the favorable impact of competitor's store closures. On a same store sales basis net merchandise sales increased by 6.0% during the quarter ended April 30, 1998, as compared to the quarter ended April 30, 1997. Merchandise sales as a percentage of aggregate net revenues increased 5.0% to 86.9% during the quarter ended April 30, 1998 versus 81.9% during the quarter ended April 30, 1997.

    Rental revenue includes the rental of videocassettes, video games and game players, audiocassette books, and sales of previously viewed videocassettes and used video games. Approximately 160 of the Company's stores currently offer rental products. Rental revenue was $9.2 million versus $13.3 million during the quarters ended April 30, 1998 and April 30, 1997, respectively, representing a decrease of $4.0 million or 30.1%. The Company believes that the decrease in rental revenue was attributable to continued competition, reduction in the number of Company stores offering rental product and general softening in rental consumer spending nationwide. This trend may continue and it is anticipated the Company may, in future periods, experience increased competition and that such competition may result in continued pressure on revenues and gross profit margins.

    Cost of sales decreased $0.1 million to $38.2 million for the quarter ended April 30, 1998 versus $38.3 million for the quarter ended April 30, 1997, representing a decrease of 0.4%. As a percentage of net merchandise sales, costs of sales decreased 1.6% to 62.3% during the quarter ended April 30, 1998 versus 63.9% during the quarter ended April 30, 1997. The 1.6% decrease in cost of sales as a percentage of net merchandise sales was principally due to higher initial gross margins and an increase in prompt payment discounts.

    Cost of rentals, including amortization, decreased to $4.8 million during the quarter ended April 30, 1998, a decrease of $3.1 million or 39.1%, versus $7.8 million during the quarter ended April 30, 1997. As a percentage of rental revenue, cost of rentals decreased to 51.5% during the quarter ended April 30, 1998 versus 59.1% during the quarter ended April 30, 1997, representing a decrease of 7.6%. The decrease is due to lower rental amortization resulting from a reduction in rental purchases versus the quarter ended April 30, 1997.

    Selling, general and administrative expenses, were $23.6 million versus $26.0 million for the quarters ended April 30, 1998 and April 30, 1997, respectively, a decrease of $2.4 million or 9.0%. As a percentage of net revenues, selling, general and administrative expenses, were 33.5% during the quarter ended April 30, 1998 versus 35.5% during the quarter ended April 30, 1997, representing a decrease of 2.0%. The 2.0% decrease was principally due to reductions in payroll, advertising and administrative expenses.

    Income from operations for the quarter ended April 30, 1998 was $2.3 million as compared to a $0.5 million loss for the quarter ended April 30, 1997, an improvement of $2.8 million. The improvement in income from operations was primarily the result of lower cost of sales, lower cost of rental revenue, and lower payroll and SG&A expenses which resulted from the successful implementation of expense reduction initiatives. During the quarter ended April 30, 1998 the Company closed three additional stores. As of April 30, 1998 the Company operated 220 stores in seven states.

    EBITDA represents income from operations, plus depreciation and amortization. It is management's belief that due to the combined format of rental product and sale merchandise, a more appropriate calculation of EBITDA (hereafter referred to as Adjusted EBITDA) should include the net difference between rental amortization plus the book value of rental dispositions, versus rental inventory purchased during the period. The Company has included certain information concerning Adjusted EBITDA because management believes it would be useful information for certain investors and analysts to analyze operating performance and to determine the Company's ability to service debt. Adjusted EBITDA for the quarter ended April 30, 1998, is $4.3 million versus $3.3 million for the quarter ended April 30, 1997. Adjusted EBITDA excludes the non-cash impact of rent expense accrued to recognize minimum rents in a straight-- line basis over the term of the lease. Adjusted EBITDA for the quarter ended April 30, 1997, includes a non-recurring cash benefit of $0.9 million resulting from the impact of one-time credits received from landlord concessions. The method of calculating Adjusted EBITDA set forth above may be different from calculations of EBITDA employed by other companies and, accordingly may not be directly comparable to such other computations. Adjusted EBITDA should not be viewed as a substitute for Generally Accepted Accounting Principles (GAAP) measurements such as net income or cash flow from operations. Rather it is presented as supplementary information.

    The Company recorded a tax provision of $1.2 million for the quarter ended April 30, 1998 and $0.2 million tax benefit for the quarter ended April 30, 1997. The provision represents an effective tax rate of 41.3% which the Company estimates will be its effective tax rate for the year ended January 31, 1999.

    The Company is currently under audit by the California Franchise Tax Board ("FTB") for tax years January 31, 1992, 1993 and 1994. The Company believes that it has made adequate provision in the financial statements for this audit.

LIQUIDITY AND CAPITAL RESOURCES

    During the quarter ended April 30, 1998, the Company's net cash used in operating activities was $9.7 million as compared to $13.1 million being provided by operations for the corresponding quarter of the prior fiscal year. Net cash used in operating activities for the quarter ended April 30, 1998 is principally due to a reduction in trade payables and increases in merchandise inventory levels.

    Cash used in investing activities decreased by $0.2 million to $0.3 million during the quarter ended April 30, 1998 from $0.5 million during the quarter ended April 30, 1997, principally due to lower acquisitions of property, equipment and improvements.

    Cash used in financing activities decreased $0.1 million to $0.1 million during the quarter ended April 30, 1998 as compared to $0.2 million in prior corresponding quarter.

    While the Company believes that cash balances and the current borrowing facility (see Note 3 under Notes to Condensed Financial Statements) is adequate to support operations for the remainder of the current fiscal year, there can be no assurance as to the effect which any future changes in the Company's operations may have on its liquidity.

    As of April 30, 1998 the Company had signed 4 lease commitments to open new stores during the next twelve months.

INFLATION

    The Company believes that, except for changes in the minimum wage mandated by the Federal government, inflation has not had a material effect on its operations and its internal and external sources of liquidity and working capital.

SEASONALITY

    The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth quarter of its fiscal year, ending January 31st, which includes the Christmas selling season.

IMPACT OF 2000

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

    The Company has determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company also has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is in the process of completing estimates and confirming its systems strategy. Based upon information available at this time, the Company estimates that the cost associated with replacing or modifying its systems in order to comply with Year 2000 requirements will be between $2.0 million and $3.0 million. This estimate is subject to further revision based on facts and circumstances encountered during the project. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. The Company will use both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material effect on the operations of the Company. Likewise, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is a party to various claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position and results of operations of the Company.

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

                                WHEREHOUSE ENTERTAINMENT, INC.

Date: June 15, 1998                       /s/ ANTONIO C. ALVAREZ
                                ------------------------------------------
                                          ANTONIO C. ALVAREZ, II
                                     CHAIRMAN OF THE BOARD AND CHIEF
                                     EXECUTIVE OFFICER, AND DIRECTOR
                                      (PRINCIPAL EXECUTIVE OFFICER)

Date: June 15, 1998                       /s/ ROBERT S. KELLEHER
                                ------------------------------------------
                                            ROBERT S. KELLEHER
                                        SENIOR VICE PRESIDENT AND
                                         CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                 OFFICER)