Form 10-Q
period 1998-07-31
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 1998-09-14
CIK 1031754

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22289

                         WHEREHOUSE ENTERTAINMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-4608339
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

 19701 HAMILTON AVENUE, TORRANCE, CALIFORNIA                     90502-1334
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (310) 538-2314
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of August 31, 1998, 10,744,829 shares of the registrant's common stock were issued and outstanding and approximately 77,727 additional shares are expected to be issued pursuant to the bankruptcy plan of reorganization discussed in Item 1 below.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         WHEREHOUSE ENTERTAINMENT, INC.

                                                                        PAGE
                                                                        ----
FORWARD LOOKING STATEMENTS............................................    3
                       PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements........................................    4
          Condensed Balance Sheets -- July 31, 1998 (Unaudited) and
          January 31, 1998............................................    4
          Condensed Statements of Income -- Three months ended July
          31, 1998 and 1997 (Unaudited) and six months ended July 31,
          1998 and 1997 (Unaudited)...................................    5
          Condensed Statements of Cash Flows -- Six months ended July
          31, 1998 and 1997 (Unaudited)...............................    6
          Notes to Condensed Financial Statements.....................    7
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation....................................    9

                         PART II. OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   15
Item 2.   Exhibits and Reports on Form 8-K............................   15
SIGNATURES............................................................   16

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The sections of this report containing such forward-looking statements include "Management's Discussion and Analysis of Financial Condition and Results of Operation," under Item 2 of Part I below. Statements in this Report which address activities, events or developments that the registrant expects or anticipates will or may occur in the future, including such things as the future issuance of shares, future capital expenditures (including the amount and nature thereof), expansion and other developments and technological trends of industry segments in which the registrant is active, business strategies, growth of the registrant's and its competitor's business and operations and other such matters are forward-looking statements. Although the registrant believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the registrant.

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

                         PART 1. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                         WHEREHOUSE ENTERTAINMENT, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                JULY 31,      JANUARY 31,
                                                                  1998            1998
                                                              ------------    ------------
                                                              (UNAUDITED)
Current Assets
  Cash and cash equivalents.................................  $ 46,838,000    $ 54,720,000
  Receivables...............................................       927,000       1,296,000
  Merchandise inventory.....................................    71,765,000      62,472,000
  Other current assets......................................       865,000       1,237,000
  Rental inventory, net.....................................     3,171,000       4,278,000
  Deferred taxes............................................     1,799,000       1,799,000
                                                              ------------    ------------
          Total current assets..............................   125,365,000     125,802,000
Equipment and improvements, net.............................    16,574,000      17,627,000
Reorganization value in excess of amounts allocable to
  identifiable
  assets, net...............................................    13,560,000      14,358,000
Deferred taxes..............................................     3,017,000       2,952,000
Other assets................................................       604,000         255,000
                                                              ------------    ------------
          Total assets......................................  $159,120,000    $160,994,000
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses.....................  $ 54,859,000    $ 60,339,000
  Current maturities of capital lease obligations and
     long-term debt.........................................       194,000         193,000
                                                              ------------    ------------
          Total current liabilities.........................    55,053,000      60,532,000
                                                              ------------    ------------
  Capital lease obligations and long-term debt..............       284,000         294,000
  Notes payable.............................................     3,933,000       4,048,000
  Other long-term liabilities...............................     4,949,000       4,648,000
Shareholders' equity
  Common stock, $.01 par value, 24,000,000 authorized,
     10,655,205 and 10,257,808 issued and outstanding at
     July 31, 1998 and January 31, 1998, respectively.......       106,000         106,000
  Additional paid-in capital................................    89,377,000      89,377,000
  Retained earnings.........................................    11,317,000       7,702,000
  Notes receivable..........................................    (5,899,000)     (5,713,000)
                                                              ------------    ------------
          Total shareholders' equity........................    94,901,000      91,472,000
                                                              ------------    ------------
          Total liabilities and shareholders' equity........  $159,120,000    $160,994,000
                                                              ============    ============

           See accompanying notes to Condensed Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                             -------------------------   ---------------------------
                                              JULY 31,      JULY 31,       JULY 31,       JULY 31,
                                                1998          1997           1998           1997
                                             -----------   -----------   ------------   ------------
Sales......................................  $66,087,000   $63,773,000   $127,361,000   $123,701,000
Rental revenue.............................    8,798,000    14,111,000     18,056,000     27,362,000
                                             -----------   -----------   ------------   ------------
                                              74,885,000    77,884,000    145,417,000    151,063,000
Cost of sales..............................   42,039,000    41,471,000     80,192,000     79,753,000
Costs of rentals, including amortization...    4,581,000     7,891,000      9,353,000     15,720,000
                                             -----------   -----------   ------------   ------------
                                              46,620,000    49,362,000     89,545,000     95,473,000
Selling, general and administrative
  expenses.................................   23,943,000    26,131,000     47,569,000     52,106,000
Depreciation and amortization..............    1,649,000     1,617,000      3,292,000      3,233,000
                                             -----------   -----------   ------------   ------------
Income from operations.....................    2,673,000       774,000      5,011,000        251,000
Interest expense...........................      125,000       111,000        219,000        223,000
Interest income............................     (664,000)     (349,000)    (1,361,000)      (538,000)
                                             -----------   -----------   ------------   ------------
Income before income taxes.................    3,212,000     1,012,000      6,153,000        566,000
                                             -----------   -----------   ------------   ------------
Provision for income taxes.................    1,324,000       424,000      2,538,000        265,000
                                             -----------   -----------   ------------   ------------
Net income.................................  $ 1,888,000   $   588,000   $  3,615,000   $    301,000
                                             ===========   ===========   ============   ============
Basic net income per share.................  $      0.18   $      0.06   $       0.34   $       0.03
                                             ===========   ===========   ============   ============
Diluted net income per share...............  $      0.16   $      0.05   $       0.32   $       0.03
                                             ===========   ===========   ============   ============
Weighted average number of common shares
  outstanding -- Basic.....................   10,651,188    10,311,109     10,637,844     10,284,458
                                             ===========   ===========   ============   ============
Weighted average number of common shares
  and common equivalent shares
  outstanding -- Diluted...................   11,695,848    10,828,893     11,402,248     10,745,670
                                             ===========   ===========   ============   ============

           See accompanying notes to Condensed Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                              ------------------------------
                                                              JULY 31, 1998    JULY 31, 1997
                                                              -------------    -------------
OPERATING ACTIVITIES:
  Net income................................................   $ 3,615,000     $    301,000
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization..........................     3,292,000        3,233,000
     Rental amortization, included in cost of rental........     6,965,000       12,176,000
     Book value of rental inventory dispositions, included
       in cost of rental....................................     1,054,000        2,291,000
     Changes in operating assets and liabilities:
       Receivables..........................................       369,000          460,000
       Prepaid inventory deposits...........................             0        4,486,000
       Merchandise inventory................................    (9,293,000)       3,130,000
       Other current assets.................................       372,000          852,000
       Accounts payable, accrued expenses and other
          liabilities.......................................    (4,733,000)      10,513,000
       Rental inventory purchases...........................    (7,423,000)     (12,668,000)
                                                               -----------     ------------
          Net cash (used in) provided by operating
            activities......................................    (5,782,000)      24,774,000
INVESTING ACTIVITIES:
  Acquisition of property, equipment and improvements.......    (1,441,000)      (1,727,000)
  (Increase) decrease in other assets and intangibles.......      (349,000)          62,000
                                                               -----------     ------------
          Net cash used in investing activities.............    (1,790,000)      (1,665,000)
FINANCING ACTIVITIES:
  Interest on note receivable...............................      (186,000)        (185,000)
  Principal payments on capital lease obligations and
     long-term debt.........................................      (124,000)        (370,000)
                                                               -----------     ------------
          Net cash used in financing activities.............      (310,000)        (555,000)
                                                               -----------     ------------
Net (decrease) increase in cash.............................    (7,882,000)      22,554,000
Cash at beginning of the period.............................    54,720,000        6,178,000
                                                               -----------     ------------
Cash at end of the period...................................   $46,838,000     $ 28,732,000
                                                               ===========     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest...............................................   $   168,000     $     60,000
     Income taxes...........................................   $ 7,709,000     $  1,413,000

           See accompanying notes to Condensed Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. Certain reclassifications of balances have been made to the 1997 amounts to conform to the 1998 presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's reports on Form 10-K for the year ended January 31, 1998.

 2. REORGANIZATION UNDER CHAPTER 11

     The Company's Plan of Reorganization, (the "Plan") was confirmed by an order of the Bankruptcy Court entered on January 7, 1997. The effective date of the Plan occurred on January 31, 1997 (the "Effective Date").

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

 3. REVOLVING CREDIT FACILITY

     Pursuant to the Plan, the Company entered into a loan and security agreement with Congress Financial Corporation (Western) (the "Congress Facility"), which provides a borrowing capacity of up to $30,000,000, with a letter of credit subfacility of $10,000,000, subject to borrowing base limitations based upon, among other things, the value of certain eligible merchandise inventory. The Congress Facility prohibits the Company from declaring or paying dividends on its classes of capital stock, including the common stock, in excess of an aggregate of $6.0 million plus excess cash flow (subject to certain tests set forth in the Congress Facility) and subject to satisfying certain financial performance targets set forth in the Congress Facility. As of July 31, 1998, there were no borrowings outstanding under the Congress Facility, although $0.4 million of letters of credit were outstanding.

 4. NET INCOME PER SHARE

     During the fiscal year ended January 31, 1998, the Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share". In accordance with SFAS 128, primary earnings per

                         WHEREHOUSE ENTERTAINMENT, INC.

                                  (UNAUDITED)

share has been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding options. Prior periods have been presented to conform to SFAS 128. There is no established trading market for the voting stock of the Company. The Company, in order to arrive at an average market price for the diluted earnings per share computation, obtains market data of stock transactions from an independent stockbroker including the number of shares and the bid or asked price of the shares during the period.

     The weighted average number of common shares and common equivalent shares include outstanding stock options granted on April 7, 1998 pursuant to the Wherehouse Entertainment, Inc. 1998 Stock Incentive Plan (the "Stock Plan"), which was approved by the Board of Directors subject to stockholder approval and qualification of the offering by the California Commission of Corporations.

                         WHEREHOUSE ENTERTAINMENT, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

     This discussion should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's Report on Form 10-K for the year ended January 31, 1998.

RESULTS OF OPERATIONS

     FOR THE QUARTERS ENDED JULY 31, 1998 AND JULY 31, 1997

  Revenues

     Net revenues were $74.9 million and $77.9 million for the quarters ended July 31, 1998 and July 31, 1997, respectively. The decrease of $3.0 million, or 3.9%, results from an increase in merchandise sales of $2.3 million offset with a decrease in rental revenue of $5.3 million. The company believes the decrease in rental revenue is primarily attributable to an increasingly competitive environment , and a reduction in the number of stores offering rental product.

     A summary of total net merchandise sales and rental revenues, by product category, is provided below:

                   NET MERCHANDISE SALES AND RENTAL REVENUES
                            BY MERCHANDISE CATEGORY
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                                QUARTER ENDED
                                                                   JULY 31,
                                                                --------------
                                                                1998     1997
                                                                -----    -----
Net Merchandise Sales:
  Music.....................................................    $57.4    $55.8
  Other, principally sales of new video cassettes, video
     game software and hardware, general merchandise and
     ticket commissions.....................................      8.7      8.0
                                                                -----    -----
          Total merchandise sales...........................     66.1     63.8
Rental Revenue
  Video cassette and other rental revenues..................      8.8     14.1
                                                                -----    -----
          Total revenues....................................    $74.9    $77.9
                                                                =====    =====

     The sale of pre-recorded music, new video cassettes, digital versatile disks ("DVD's"), video game software and hardware and general merchandise continue to represent the largest portion of the Company's revenues. For the quarter ended July 31, 1998, net merchandise sales represented 88.3% of aggregate revenues, an increase of 6.4% from 81.9% for the quarter ended July 31, 1997. Net merchandise sales were $66.1 million versus $63.8 million for the quarters ended July 31, 1998 and July 31, 1997, respectively, representing an overall increase of 3.6%. On a same-store basis, net merchandise sales increased by 7.8% during the quarter ended July 31, 1998, as compared to the quarter ended July 31, 1997. Management believes that the increase of 7.8% for same store net merchandise sales was largely the result of an improved product offering and the favorable impact of competitor's store closures.

     Rental revenue includes the rental of video cassettes, DVD's, video games and game players, and audio cassette books, and sales of previously viewed video cassettes and previously played video games. As of July 31, 1998, approximately 133 of the Company's stores offered rental products with approximately 50 of the stores offering DVD's for rental. Rental revenue was $8.8 million versus $14.1 million during the quarters ended July 31, 1998 and July 31, 1997, respectively, representing a decrease of $5.3 million or 37.6%. On a same-store basis, rental revenue decreased approximately 31.4% as compared to the prior year. The Company believes that the decrease in same-store rental revenue was primarily attributable to an increasingly competitive environment.

  Cost of Revenues

     Costs of sales increased $0.5 million to $42.0 million for the quarter ended July 31, 1998 versus $41.5 million for the quarter ended July 31, 1997. As a percentage of net merchandise sales, costs of sales decreased 1.4% to 63.6% during the quarter ended July 31, 1998 versus 65.0% during the quarter ended July 31, 1997. The 1.4% decrease in costs of sales as a percentage of net merchandise sales was principally due to lower obsolescence and other costs of sales resulting from improved inventory efficiencies

     Costs of rental, including amortization, decreased to $4.6 million during the quarter ended July 31, 1998, a decrease of $3.3 million or 41.8%, versus $7.9 million during the quarter ended July 31, 1997. As a percentage of rental revenue, costs of rentals decreased to 52.1% during the quarter ended July 31, 1998 versus 55.9% during the quarter ended July 31, 1997, representing a decrease of 3.8%, primarily the result of decreased purchases of video rental product. Specifically, during the quarter ended July 31, 1998 in response to the decline in rental revenues, the reduction in the number of stores offering rentals, and an increase in revenue sharing programs, the Company decreased its purchases of video rental product by $3.1 million or 49% versus the same quarter of the prior year.

  Operating Expenses

     Selling, general and administrative expenses, were $23.9 million versus $26.1 million for the quarters ended July 31, 1998 and 1997, respectively, a decrease of $2.2 million or 8.4%. As a percentage of net revenues, selling, general and administrative expenses, were 32.0% during the quarter ended July 31, 1998 versus 33.6% during the quarter ended July 31, 1997, representing a decrease of 1.6%. The 1.6% decrease was principally due to reductions in payroll and other store and corporate expenses.

  Income From Operations

     Income from operations for the quarter ended July 31, 1998 was $2.7 million as compared to $0.8 million for the quarter ended July 31, 1997, an improvement of $1.9 million. The improvement in income from operations was primarily the result of lower costs of sales, lower cost of rental revenue, and lower SG&A expenses which resulted from the successful implementation of various expense reduction initiatives. During the quarter ended July 31, 1998 the company closed one store and opened one store. As of July 31, 1998 the Company operated 220 stores in seven states.

  EBITDA

     EBITDA represents income from operations, plus depreciation and amortization. It is management's belief that due to the combined format of rental product and sale merchandise, a more appropriate calculation of EBITDA (hereafter referred to as Adjusted EBITDA) should include the net difference between rental amortization plus the book value of rental dispositions, versus rental inventory purchased during the period. The Company has included certain information concerning Adjusted EBITDA because management believes it would be useful information for certain investors and analysts to analyze operating performance and to determine the Company's ability to service debt. Adjusted EBITDA for the quarter ended July 31, 1998, is $4.9 million versus $2.7 million for the quarter ended July 31, 1997. Adjusted EBITDA excludes the non-cash impact of rent expense accrued to recognize minimum rents in a straight-line basis over the term of the lease. Adjusted EBITDA for the quarter ended July 31, 1997, includes a non-recurring cash benefit of $0.4 million resulting from the impact of one-time credits received from landlord concessions. The method of calculating Adjusted EBITDA set forth above may be different from calculations of EBITDA employed by other companies and, accordingly may not be directly comparable to such other computations. Adjusted EBITDA should not be viewed as a substitute for Generally Accepted Accounting Principles (GAAP) measurements such as net income or cash flow from operations. Rather it is presented as supplementary information.

  Income Taxes

     The Company recorded a tax provision of $1.3 million for the quarter ended July 31, 1998, versus a tax provision of $0.4 million for the quarter ended July 31, 1997. The provision represents an effective tax rate of 41.3%, which the Company estimates will be its effective tax rate for the year ended January 31, 1999.

     The Company is currently under audit by the California Franchise Tax Board ("FTB") for tax years ended January 31, 1992, 1993 and 1994. The Company believes that it has made adequate provision in the financial statements for this audit.

     FOR THE SIX MONTHS ENDED JULY 31, 1998 AND JULY 31, 1997

  Revenues

     Net revenues were $145.4 million and $151.1 million for the six months ended July 31, 1998 and 1997, respectively. The decrease of $5.7 million, or 3.8% in total revenue results from an increase in merchandise sales of $3.6 million offset by a decrease in rental revenue of $9.3 million. The Company believes that the decrease in rental revenue was primarily attributable to an increasingly competitive environment and a reduction in the number of stores offering rental product. A summary of total net merchandise sales and rental revenues, by product category, is provided below:

                   NET MERCHANDISE SALES AND RENTAL REVENUES
                            BY MERCHANDISE CATEGORY
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                              SIX MONTHS ENDED
                                                                  JULY 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
Net Merchandise Sales:
  Music.....................................................  $111.2    $107.6
  Other, principally sales of new video cassettes, video
     game software and hardware, general merchandise and
     ticket commissions.....................................    16.1      16.1
                                                              ------    ------
          Total merchandise sales...........................   127.3     123.7
Rental Revenue
  Video cassette and other rental revenue...................    18.1      27.4
                                                              ------    ------
          Total revenues....................................  $145.4    $151.1
                                                              ======    ======

     The sale of pre-recorded music, new video cassettes, DVD's, video game software and hardware and general merchandise continue to represent the largest portion of the Company's revenues. For the six months ended July 31, 1998, net merchandise sales represented 87.6% of aggregate revenues, an increase of 5.7% from 81.9% during the six months ending July 31, 1997. Net merchandise sales were $127.3 million versus $123.7 million for the six months ended July 31, 1998 and July 31, 1997, respectively, representing an overall increase of 2.9%. On a same-store basis, net merchandise sales increased by 6.9% during the six months ended July 31, 1998, as compared to the six months ended July 31, 1997. Management believes that the increase of 6.9% was largely the result of an improved product offering and the favorable impact of competitor's store closures.

     Rental revenue includes the rental of video cassettes, DVD's, video games and game players, and audio cassette books, and sales of previously viewed video cassettes and previously played video games. As of July 31, 1998 approximately 133 of the Company's stores offered rental products. Rental revenue was $18.1 million versus $27.4 million during the six months ended July 31, 1998 and July 31, 1997, respectively, representing a decrease of $9.3 million or 33.9%. On a same-store basis rental revenue decreased approximately 28.1% as compared to the prior year. The Company believes that the decrease in same-store rental revenue was primarily attributable to an increasingly competitive environment.

  Cost of Revenues

     Cost of sales increased $0.4 million to $80.2 million for the six months ended July 31, 1998 versus $79.8 million for the six months ended July 31, 1997, representing an increase of 0.5%. As a percentage of net merchandise sales, costs of sales decreased 1.5% to 63.0% during the six months ended July 31, 1998 versus 64.5% during the six months ended July 31, 1997. The 1.5% decrease in cost of sales as a percentage of net merchandise sales was principally due to lower obsolescence and other costs of sales resulting from improved inventory efficiencies.

     Cost of rentals, including amortization, decreased to $9.4 million during the six months ended July 31, 1998, a decrease of $6.3 million or 40.1%, versus $15.7 million during the six months ended July 31, 1997. As a percentage of rental revenue, cost of rentals decreased to 51.8% during the six months ended July 31, 1998 versus 57.5% during the six months ended July 31, 1997, representing a decrease of 5.7%, primarily the result of decreased purchases of video rental product. Specifically, during the six months ended July 31, 1998 in response to the decline in rental revenues, the reduction in the number of stores offering rentals, and an increase in revenue sharing programs, the Company decreased its purchases of video rental product by $5.2 million or 41.4% versus the same six months of the prior year.

  Operating Expenses

     Selling, general and administrative expenses, were $47.6 million versus $52.1 million for the six months ended July 31, 1998 and July 31, 1997, respectively, a decrease of $4.5 million or 8.6%. As a percentage of net revenues, selling, general and administrative expenses, were 32.7% during the six months ended July 31, 1998 versus 34.5% during the six months ended July 31, 1997, representing a decrease of 1.8%. The 1.8% decrease was principally due to reductions in payroll and other store and corporate expenses.

  Income From Operations

     Income from operations for the six months ended July 31, 1998 was $5.0 million as compared to $0.3 million for July 31, 1997, an improvement of $4.7 million. The improvement in income from operations was primarily the result of lower cost of sales, lower cost of rental revenue, and lowered SG&A expenses which resulted from the successful implementation of expense reduction initiatives. During the period ended July 31, 1998 the Company closed four stores and opened one new store. As of July 31, 1998 the Company operated 220 stores in seven states.

  EBITDA

     EBITDA represents income from operations, plus depreciation and amortization. It is management's belief that due to the combined format of rental product and sale merchandise, a more appropriate calculation of EBITDA (hereafter referred to as Adjusted EBITDA) should include the net difference between rental amortization plus the book value of rental dispositions, versus rental inventory purchased during the period. The Company has included certain information concerning Adjusted EBITDA because management believes it would be useful information for certain investors and analysts to analyze operating performance and to determine the Company's ability to service debt. Adjusted EBITDA for the period ended July 31, 1998, was $9.2 million versus $5.9 million for the period ended July 31,1997. Adjusted EBITDA excludes the non-cash impact of rent expense accrued to recognize minimum rents in a straight-line basis over the term of the lease. Adjusted EBITDA for the period ended July 31, 1997, includes a non-recurring cash benefit of $1.3 million resulting from the impact of one-time credits received from landlord concessions. The method of calculating Adjusted EBITDA set forth above may be different from calculations of EBITDA employed by other companies and, accordingly may not be directly comparable to such other computations. Adjusted EBITDA should not be viewed as a substitute for Generally Accepted Accounting Principles (GAAP) measurements such as net income or cash flow from operations. Rather it is presented as supplementary information.

  Income Taxes

     The Company recorded a tax provision of $2.5 million for the six months ended July 31, 1998 versus a tax provision of $0.3 for the period ended July 31, 1997. The tax provision represents an effective tax rate of 41.3%, which the Company estimates will be its effective tax rate for the year ended January 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended July 31, 1998, the Company's net cash used in operating activities was $5.8 million as compared to $24.8 million that was provided by operations for the corresponding six months of the prior fiscal year, primarily due to an increase in inventory, and a decrease in accounts payables.

     Cash used in investing activities was $1.8 million for the six months ended July 31, 1998 as compared to $1.7 million for the six months ended July 31, 1997.

     Cash used in financing activities was $0.3 million for the six months ended July 31, 1998 as compared to $0.6 for the six months ended July 31, 1997.

     The Company believes that the current borrowing facility (see Note 3 under Notes to Condensed Financial Statements) is adequate to support existing operations for the remainder of the current fiscal year.

     The Company expects to make additional payments to creditors, professionals and others of up to $3.2 million through the end of the fiscal year under the Plan of Reorganization.

     As of July 31, 1998 the Company had signed ten new lease commitments to open new stores during the next twelve months.

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

IMPACT OF THE YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date having the last two digits of "00", as the year 1900, rather than the year 2000. This could result in a system failure or miscalculations causing a disruption of operations, including among other things, a temporary inability to process transactions, issue purchase orders, or engage in similar normal business activities.

     The Company is planning to replace its financial and merchandising system software and related hardware during 1999 as part of its business strategy. As a contingency plan, in the event the new systems are not completed on schedule, the Company is in the process of finalizing a remediation plan for its existing financial and merchandising systems which would be performed by a third party software developer, and which would address the Year 2000 deficiencies in such systems. The Company has substantially completed remediation of its store point-of-sale software, and has prepared a plan to remediate the point-of-sale system hardware during 1999.

     Formal communications have been established with the Company's vendors on their millennium compliance plans. The Company will continue to address the readiness of its suppliers in these areas.

     Based on information available at this time, the Company estimates that the cost associated with Year 2000 remediation will be between $2.5 million and $3.0 million. This estimate is subject to further revision based on facts and circumstances encountered during the project.

     The Company anticipates completion of its new system conversion and system remediation, where required, prior to any anticipated impact on its operating systems. There can be no assurance that the modifications made to the Company's systems will be adequate to avoid operational problems related to Year 2000 issues. Likewise, there can be no assurance that the systems of other companies on which the Company's systems rely, will be timely converted, and would not have a material adverse effect on the Company's systems.

SUBSEQUENT EVENT

     On August 10, 1998, the Company entered into agreements with Viacom International, Inc. to acquire certain subsidiaries of Viacom (the "Blockbuster Music Subsidiaries") for $115.0 million, subject to adjustment. The agreements involve 378 Blockbuster Music stores in 33 states and are subject to customary closing conditions, including governmental regulatory approvals. It is expected the transaction will be closed in October 1998. The Company is currently in negotiations with lenders to secure permanent financing for the acquisition. The Company has signed a back up financing agreement with Cerberus Partners, L.P.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position and results of operations of the Company.

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
2        Stock Purchase Agreement, dated August 10, 1998, between
         Viacom International, Inc. and the Company
27.0     Financial Data Schedule

(b) Current Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WHEREHOUSE ENTERTAINMENT, INC.

Date: September 14, 1998                                      /s/ ANTONIO C. ALVAREZ II
                                               --------------------------------------------------------
                                                                Antonio C. Alvarez, II
                                                           Chairman of the Board and Chief
                                                           Executive Officer, and Director
                                                            (Principal Executive Officer)

Date: September 14, 1998                                        /s/ ROBERT S. KELLEHER
                                               --------------------------------------------------------
                                                                  Robert S. Kelleher
                                                              Senior Vice President and
                                                               Chief Financial Officer
                                                     (Principal Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WHEREHOUSE ENTERTAINMENT, INC.

Date: September 14, 1998                                      /s/ ANTONIO C. ALVAREZ, II
                                               --------------------------------------------------------
                                                                Antonio C. Alvarez, II
                                                           Chairman of the Board and Chief
                                                           Executive Officer, and Director
                                                            (Principal Executive Officer)

Date: September 14, 1998                                        /s/ ROBERT S. KELLEHER
                                               --------------------------------------------------------
                                                                  Robert S. Kelleher
                                                              Senior Vice President and
                                                               Chief Financial Officer
                                                     (Principal Financial and Accounting Officer)