Form 10-Q
period 1998-10-31
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 1998-12-21
CIK 1031754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q
                              --------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31,1998

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

                                   95-4608339
                      (IRS Employer Identification Number)

             19701 HAMILTON AVENUE, TORRANCE, CA 90502-1311 (Address
               of principal executive offices, including ZIP code)

                                 (310) 538-2314
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under the plan confirmed by a court. Yes [X] No [ ]

As of October 31, 1998, 10,750,474 shares of the registrant's common stock were issued and outstanding and approximately 77,897 additional shares are expected to be issued pursuant to the bankruptcy plan of reorganization discussed in Item 1 below.

                                      INDEX

                         WHEREHOUSE ENTERTAINMENT, INC.



                                                                                       Page
                                                                                       ----

FORWARD LOOKING STATEMENTS                                                                3

PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Consolidated Condensed Balance Sheets -
                      October 31, 1998 (Unaudited) and January 31, 1998                   4

                      Consolidated Condensed Statements of Income -
                      Three Months ended October 31, 1998 and 1997 (Unaudited)
                      and Nine Months ended October 31, 1998 and 1997 (Unaudited)         5

                      Consolidated Condensed Statements of Cash Flows -
                      Nine Months ended October 31, 1998 and 1997 (Unaudited)             6

                      Notes to Consolidated Condensed Financial Statements                7

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operation                       12


PART II.   OTHER INFORMATION

           Item 4.    Submission of Matters to a Vote of Security Holders                21

           Item 6.    Exhibits and Reports on Form 8-K                                   21


SIGNATURES                                                                               22

                           FORWARD LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The sections of this report containing such forward-looking statements include "Management's Discussion and Analysis of Financial Condition and Results of Operation," under Item 2 of Part I below. Statements in this Report that address activities, events or developments that the registrant expects or anticipates will or may occur in the future, including such things as the future issuance of shares, future capital expenditures (including the amount and nature thereof), expansion and other developments and technological trends of industry segments in which the registrant is active, business strategies, growth of the registrant's and its competitor's business and operations and other such matters are forward-looking statements. Although the registrant believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the registrant.

        The registrant's operations are subject to factors outside its control. Any one, or a combination, of these factors could materially affect the results of the registrant's operations. These factors include: (a) possible delays and difficulties in integrating the Blockbuster Music operations with Wherehouse's
(b) the ability to retain Blockbuster Music's suppliers and customers (c) changes in levels of competition from current competitors and potential new competition from both retail stores and alternative methods or channels of distribution such as electronic and telephone shopping services and mail order;
(d) loss of a significant vendor or prolonged disruption of product supply; (e) the presence or absence of popular new releases and products in the product categories the registrant represents; (f) changes in levels of consumer spending, especially during seasonally significant periods; (g) changes in Federal and state income tax rules and regulations or interpretations of existing periods; (h) changes in the general economic conditions in the United States including, but not limited to consumer sentiment about the economy in general; (i) the ability to attract and retain key personnel and (j) adverse results in significant litigation matters. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the registrant. Forward-looking statements made by or on behalf of the registrant are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those anticipated results described in those forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the registrant will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the registrant or its business or operations.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         WHEREHOUSE ENTERTAINMENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  ASSETS

                                                                            October 31,            January 31,
                                                                               1998                   1998
                                                                           ------------           ------------
                                                                            (Unaudited)
Current Assets
     Cash                                                                  $ 28,875,000           $ 54,720,000
     Receivables                                                             11,584,000              1,296,000
     Merchandise inventory                                                  272,343,000             62,472,000
     Rental inventory, net                                                    2,477,000              4,278,000
     Other current assets                                                     3,220,000              1,237,000
     Deferred taxes                                                          10,915,000              1,799,000
                                                                           ------------           ------------
                Total current assets                                        329,414,000            125,802,000

Property, equipment and improvements, net                                    69,653,000             17,627,000
Reorganization value in excess of amounts allocable to
 identifiable assets, net                                                    13,161,000             14,358,000
Goodwill for new acquisition                                                 16,050,000
Deferred taxes                                                               17,208,000              2,952,000
Other assets                                                                    989,000                255,000
                                                                           ------------           ------------
                Total assets                                               $446,475,000           $160,994,000
                                                                           ============           ============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                                 $143,851,000           $ 60,339,000
     Acquired store leases in excess of fair
       market value                                                           5,748,000
     Acquired store closure and other related reserves                       20,095,000
     Current portion of capital lease obligations-stores                      5,709,000                193,000
     Deferred taxes                                                          10,138,000
                                                                           ------------           ------------
                Total current liabilities                                   185,541,000             60,532,000

     Line of credit borrowings                                               97,823,000
     Long-term debt and other long term liabilities                           9,458,000              4,648,000
     Acquired store leases in excess of fair
       market value                                                          27,340,000
     Capital lease obligations-stores                                        26,119,000                294,000
     Notes payable                                                            4,142,000              4,048,000
     Deferred taxes                                                           1,437,000

Shareholders' equity
     Common stock, $.01 par value, 24,000,000
       authorized, 10,750,474 and 10,619,201 issued and
       outstanding at October 31, 1998 and January 31,
       1998, respectively                                                       108,000                106,000
     Additional paid-in capital                                              89,400,000             89,377,000
     Retained earnings                                                       11,100,000              7,702,000
     Notes receivable                                                        (5,993,000)            (5,713,000)
                                                                           ------------           ------------
                Total shareholders' equity                                   94,615,000             91,472,000
                                                                           ------------           ------------
                Total liabilities and shareholders' equity                 $446,475,000           $160,994,000
                                                                           ============           ============


     See accompanying notes to consolidated condensed financial statements

                         WHEREHOUSE ENTERTAINMENT, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                  (Unaudited)



                                                          Three Months Ended                     Nine Months Ended
                                                   -------------------------------       -------------------------------
                                                   October 31,         October 31,        October 31,        October 31,
                                                      1998                 1997               1998              1997
                                                   ------------       ------------       ------------       ------------
Sales merchandise revenue                          $ 70,496,000       $ 60,762,000       $197,857,000       $184,342,000
Rental revenue                                        7,042,000         11,199,000         25,098,000         38,682,000
                                                   ------------       ------------       ------------       ------------
    Total revenues                                   77,538,000         71,961,000        222,955,000        223,024,000
                                                   ------------       ------------       ------------       ------------

Cost of sales merchandise revenue                    44,845,000         37,903,000        125,037,000        117,656,000
Costs of rentals, including amortization              3,693,000          6,008,000         13,046,000         21,728,000
                                                   ------------       ------------       ------------       ------------
    Total cost of revenues                           48,538,000         43,911,000        138,083,000        139,384,000
                                                   ------------       ------------       ------------       ------------

Selling, general and administrative expense          26,907,000         25,195,000         74,476,000         77,302,000
Depreciation and amortization                         1,780,000          1,616,000          5,072,000          4,849,000
                                                   ------------       ------------       ------------       ------------

Income from operations                                  313,000          1,239,000          5,324,000          1,489,000

Interest expense                                      1,199,000            115,000          1,418,000            337,000
Interest income                                        (527,000)          (494,000)        (1,888,000)        (1,032,000)
                                                   ------------       ------------       ------------       ------------

Income (loss) before income taxes                      (359,000)         1,618,000          5,794,000          2,184,000

Provision (benefit) for income taxes                   (141,000)           648,000          2,397,000            913,000
                                                   ------------       ------------       ------------       ------------

Net income (loss)                                  $   (218,000)      $    970,000       $  3,397,000       $  1,271,000
                                                   ============       ============       ============       ============

Basic net income (loss) per share                  $      (0.02)      $       0.09       $       0.32       $       0.12
                                                   ============       ============       ============       ============

Diluted net income (loss) per share                $      (0.02)      $       0.09       $       0.29       $       0.12
                                                   ============       ============       ============       ============

Weighted average number of common shares
  Outstanding -Basic                                 10,744,108         10,546,258         10,673,265         10,371,725
                                                   ============       ============       ============       ============
Weighted average number of common shares and
  common equivalent share outstanding-Diluted        10,744,108         10,972,123         11,517,902         10,821,155
                                                   ============       ============       ============       ============



     See accompanying notes to consolidated condensed financial statements.

                         WHEREHOUSE ENTERTAINMENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                       -------------------------------------
                                                                         October 31,            October 31,
                                                                            1998                   1997
                                                                       -------------           -------------

Operating activities:
Net income                                                             $   3,398,000           $   1,271,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                           5,072,000               4,849,000
   Rental amortization included in cost of rental                          9,167,000              16,901,000
   Book value of rental inventory dispositions, included
      in cost of rental                                                    1,565,000               3,300,000
   Deferred taxes                                                           (105,000)             (3,000,000)
   Changes in operating assets and liabilities:
      Receivables                                                         (4,198,000)              1,389,000
      Prepaid inventory deposits                                                   -               4,486,000
      Merchandise inventory                                              (23,491,000)             (3,013,000)
      Accounts payable and accrued expenses                               18,742,000              18,357,000
      Other current assets                                                  (613,000)                      -
      Rental inventory purchases                                          (9,531,000)            (16,773,000)
                                                                       -------------           -------------
        Net cash provided by operating activities                              6,000              27,767,000

Investing activities:
  Acquisition of property, equipment and improvements                     (5,142,000)             (2,930,000)
  Other assets                                                              (544,000)                538,000
  Cash paid in business acquisition, net of cash acquired               (117,564,000)                      -
                                                                       -------------           -------------
          Net cash used in investing activities                         (123,250,000)             (2,392,000)

Financing activities:
  Interest on note receivable                                               (280,000)               (280,000)
  Payments on capital lease obligations and long-term debt                  (169,000)               (553,000)
  Issuance of new stock from warrants                                         25,000                       -
  Line of credit borrowings                                               97,823,000                       -
                                                                       -------------           -------------
          Net cash provided by (used in) financing activities             97,399,000                (833,000)
                                                                       -------------           -------------

    Net (decrease) increase in cash                                      (25,845,000)             24,542,000

    Cash at beginning of the period                                       54,720,000               6,178,000
                                                                       -------------           -------------
    Cash at end of the period                                          $  28,875,000           $  30,720,000
                                                                       =============           =============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                                            $     991,000           $      82,042
   Income taxes                                                        $   1,362,000           $   1,710,000

   Noncash investing and financing activities
   Purchase of Blockbuster Music
      Fair value of assets acquired                                      289,134,000
      Cash paid                                                          117,564,000
                                                                       -------------
      Liabilities assumed                                              $ 171,570,000
                                                                       =============

     See accompanying notes to consolidated condensed financial statements

                         WHEREHOUSE ENTERTAINMENT, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

               The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. Certain reclassifications of balances have been made to the 1997 amounts to conform to the 1998 presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's reports on Form 10-K for the year ended January 31, 1998.

2.      ACQUISITION

               Pursuant to a Stock Purchase Agreement dated as of August 10, 1998, the Company, on October 26, 1998, acquired from Viacom International Inc. ("Seller"), all of the capital stock of certain retail music subsidiaries of Seller (collectively, "Blockbuster Music") for a purchase price of approximately $121.2 million (including an estimated $3.7 million of direct transaction costs), subject to certain adjustments. Pursuant to the Stock Purchase Agreement, the purchase price paid by the Company is to be adjusted by the difference, if any, between the adjusted working capital (as defined) of Blockbuster Music as of the closing date, and the adjusted working capital (as defined) as of March 31, 1998. The Stock Purchase Agreement sets forth certain mechanisms for calculating any such working capital adjustments. The price the Company paid at closing included Seller's preliminary estimate of this working capital adjustment. The Stock Purchase Agreement provides a mechanism for resolution of the final working capital adjustment, which the Company expects will occur in 1999. The acquisition involved 378 Blockbuster Music Stores in 33 states.


               The acquisition was funded with a combination of excess cash and the proceeds of a loan made pursuant to an amended loan agreement entered into with Congress Financial Corporation (Western), the Company's lender (See Note 4). Pursuant to a Transition License Agreement between Seller and the Company, the Company may continue to use certain trade names, trademarks and service marks in the conduct of the Blockbuster Music business for a limited time. During that time, the Company will change the name of the stores to the Wherehouse name. In addition, pursuant to a Transition Services Agreement, the Company may utilize certain services and facilities of Seller for a transition period of up to one year from the date of the acquisition.

                The acquisition was accounted for under the purchase method of accounting. Based on preliminary analyses, the Company recorded the acquired assets and liabilities assumed at their estimated fair values at the date of acquisition based on preliminary valuations and other studies that have not yet been finalized. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on the Company's estimates. The preliminary allocation of the purchase price includes, among other things, capital lease obligations for real estate leases of the acquired stores, store leases in excess of fair market value, and acquired store closing and other reserves of approximately $31.8 million, $33.1 million, and $20.1 million, respectively. The actual allocation of purchase price and the resulting effect on income from operations may differ significantly from the preliminary estimates. The excess purchase price over the net assets acquired has been assigned to goodwill.

                The financial results of Blockbuster Music have been consolidated with Wherehouse Entertainment, Inc. effective October 26, 1998. The following unaudited pro forma financial information combines the Blockbuster Music results of operations with those of Wherehouse Entertainment, Inc. as if the acquisition occurred on February 1, 1997, and is not necessarily indicative of future operating results of the Company.


               Prior to being acquired by the Company, Blockbuster Music operated as a component of Blockbuster Entertainment Group, and separate financial statements were not prepared; accordingly, no such financial statements are readily available. The historical financial information included herein was obtained from Blockbuster Music store operating statements and other internal financial information that included corporate overhead allocations. Details supporting the overhead and corporate expense allocations made to Blockbuster Music were not readily available.

                The pro forma adjustments are based upon the available information and certain assumptions that the Company believes are reasonable. The pro forma financial information does not include any efficiencies that may be realized due to synergies resulting from the acquisition.


                    CERTAIN PRO FORMA FINANCIAL INFORMATION




                                                             NINE MONTHS ENDED
                                                         -------------------------
               (in millions, except per share data)              October 31,
                                                         -------------------------
                                                                (unaudited)
                                                          1998                1997
                                                         -------            -------
               Net Sales                                 $574.7             $571.8
               Net Loss(a)                               $ (5.0)            $ (8.8)
               Basic and Diluted Net Loss
                Per Share                                $(0.47)            $(0.85)

                Pro forma adjustments include the recording of (1) interest expense related to the loan to finance the acquisition,
        (2) depreciation and amortization of property and equipment based on their estimated fair market value, (3) preliminary estimates of goodwill amortization and (4) the Company's estimates of reasonable distribution center costs and overhead allocations.

        (a) EBITDA is defined as income from operations, plus depreciation and amortization. Management believes that due to the Company's combined format of rental product and sale merchandise, a more appropriate calculation of EBITDA (hereafter referred to as Adjusted EBITDA) should include the net difference between rental amortization plus the book value of rental dispositions, versus rental inventory purchased during the period. The Company has included certain information concerning pro forma unaudited Adjusted EBITDA because management believes it would be useful information for certain investors and analysts to analyze operating performance and to determine the Company's ability to service debt. Pro forma unaudited Adjusted EBITDA excludes the non-cash impact of store rent expense accrued to recognize minimum rents in a straight-line basis over the term of the lease. Pro forma unaudited Adjusted EBITDA for the period ended October 31, 1997 includes a non-recurring cash benefit of $2.0 million resulting from the impact of one-time credits received from landlord concessions. The method of calculating Adjusted EBITDA set forth above may be different from calculations of EBITDA employed by other companies and, accordingly may not be directly comparable to such other computations. Adjusted EBITDA should not be viewed as a substitute for Generally Accepted Accounting Principles (GAAP) measurements such as net income or cash flow from operations. Rather, it is presented as supplementary information. Pro forma unaudited Adjusted EBITDA for the nine months ended October 31, 1998 was $8.1 million compared to $2.7 million for the nine months ended October 31, 1997.





3.      REORGANIZATION UNDER CHAPTER 11

               The Plan of Reorganization for the Company's predecessors (the "Plan") was confirmed by an order of the Bankruptcy Court entered on January 7, 1997. The effective date of the Plan occurred on January 31, 1997 (the "Effective Date").

               Since the Effective Date, the Bankruptcy Court has retained jurisdiction over certain claims and other matters relating to the bankruptcy estates of the Company's predecessors, but the Company has been and is free to carry out its business without oversight by the Bankruptcy Court.

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


4.      REVOLVING CREDIT FACILITY

               In connection with the Blockbuster Music acquisition, the Company entered into an amended loan agreement with Congress Financial Corporation (Western) that provides a revolving credit line of up to $165,000,000 including a letter of credit subfacility of $10,000,000 (the "Congress Facility"). The revolving line of credit under the Congress Facility is divided into two tranches, Tranche A and Tranche B. The Company may borrow up to $155,000,000 under Tranche A. Tranche A loans bear an interest rate of prime plus 0.5%, or at the Company's election, an adjusted Eurodollar rate plus 1.75%. The Company's ability to make Tranche A borrowings is subject to borrowing base limitations based upon, among other things, the value of certain eligible merchandise inventory. If there is no availability under the Tranche A line, the Company may borrow up to $10.0 million under the Tranche B line. Tranche B loans bear an interest rate (i) on the first $5.0 million, of prime plus 3.75% or an adjusted Eurodollar rate plus 5.0%, and (ii) at an interest rate on the next $5.0 million of prime plus 4.75% or an adjusted Eurodollar rate plus 6.0%.

               As of October 31, 1998, there was an outstanding loan balance of $97,823,000 and there were no outstanding letters of credit under the Congress Facility.

5.      NET INCOME PER SHARE

               During the fiscal year ended January 31, 1998, the Company adopted Statements of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share". In accordance with SFAS 128, primary earnings per share has been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share, which includes potentially dilutive securities such as outstanding options. Prior periods have been presented to conform to SFAS 128. There is no established trading market for the voting stock of the Company. In order to arrive at an average market price for the diluted earnings per share computation, the Company obtains market data of stock transactions through public beneficial ownership reports filed by its directors and large holders, and occasionally receives information regarding trades from an independent stockbroker, including the number of shares and the bid or asked price of the shares during the period.

           The weighted average number of common shares and common equivalent shares includes outstanding stock options granted on April 7, 1998 and September 22, 1998 pursuant to the Wherehouse Entertainment, Inc. 1998 Stock Incentive Plan (the "Stock

        Incentive Plan"), which was approved by the shareholders at the Annual Meeting of the Shareholders on October 21, 1998. The weighted average number of common shares and common equivalent shares also includes options issued in connection with the Non-Transferable Stock Option Agreement (the "Option Agreement") between the Company and A&M Investment Associates #3 LLC ("A&M #3"). The Option Agreement provides for interim adjustments to the number and exercise price of the options granted to A&M#3 based upon the final distributions and settlements under the Plan. On December 10, 1998, the Company approved an interim adjustment, as called for in the Option Agreement, for all distributions and settlements that occurred on or before September 30, 1998.

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

        The operating results of Blockbuster Music for the six days beginning October 26, 1998 through October 31, 1998 are included in the results of the three-month period and the nine-month period ended October 31, 1998.

RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED OCTOBER 31, 1998 AND OCTOBER 31, 1997

Revenues

        Net revenues were $77.5 million and $71.9 million for the quarters ended October 31, 1998 and October 31, 1997, respectively. The increase of $5.6 million, or 7.8%, is primarily attributable to an increase in sale merchandise revenue for the Wherehouse stores of $3.1 million, and sale merchandise revenue for the Blockbuster Music stores for the period October 26, 1998 through October 31, 1998 of $6.7 million, and partially offset by a decrease in rental revenue of $4.2 million. The Company believes the decrease in rental revenue is primarily attributable to an increasingly competitive rental market and a reduction in the number of Company stores offering rental product.

        A summary of total sale merchandise and rental revenues, by product category, is provided below:

                      SALE MERCHANDISE AND RENTAL REVENUES
                             BY MERCHANDISE CATEGORY
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                               Quarter Ended
                                                                October 31,
                                                             -----------------
                                                              1998       1997
                                                             ------     ------

Sale Merchandise Revenue:

        Music                                                  $60.4     $53.0

        Other, principally sales of new videocassettes,
            video game software and hardware,
            general merchandise and ticket commissions          10.1       7.7
                                                              ------    ------
                      Total sale merchandise revenue           $70.5     $60.7
                                                              ------    ------
Videocassette and other rental revenue                           7.0      11.2
                                                             -------   -------
                      Total revenues                         $  77.5   $  71.9
                                                             -------   -------


        Pre-recorded music, new videocassettes, digital versatile disks ("DVD's"), video game software and hardware and general merchandise, (collectively referred to as "sale merchandise") continues to represent the greatest portion of the Company's revenues. For the quarter ended October 31, 1998, sale merchandise revenue represented 90.9% of aggregate revenues, versus 84.4% of aggregate revenues in the prior year, an increase of 6.5%. Sale merchandise revenue was $70.5 million versus $60.7 million, for the quarters ended October 31, 1998 and October 31, 1997, respectively, representing an overall increase of 16.0%. On a same store basis, sale merchandise revenue increased by 9.3% during the quarter ended October 31, 1998 as compared to the quarter ended October 31, 1997. Management believes that the increase of 9.3% for same store sale merchandise revenue was principally the result of a stronger new release schedule than last year, favorable customer response to several new merchandising initiatives and, to a lesser extent, the favorable impact of competitors' store closures.

        Rental revenue includes the rental of video cassettes, DVD's, video games and game players and audio-cassette books, and sales of previously viewed videocassettes and previously played video games. As of October 31, 1998, 129 of the Company's stores offered rental products, with 50 of those stores offering DVD's for rental, versus 170 stores offering video rental product last year and none offering DVD last year. Rental revenue was $7.0 million versus $11.2 million during the quarters ended October 31, 1998 and October 31, 1997, respectively, representing a decrease of $4.2 million or 37.1%. On a same store basis, rental revenue decreased approximately 38.1% as compared to the prior year. The Company believes that the decrease in same store rental revenue was primarily attributable to an increasingly competitive rental market.

Costs of Revenue

        Costs of sale merchandise revenue increased $6.9 million to $44.8 million for the quarter ended October 31, 1998 versus $37.9 million for the quarter ended October 31, 1997, representing an increase of 18.3%. As a percentage of sale merchandise revenue, costs of sale merchandise revenue increased 1.2% to 63.6% during the quarter ended October 31, 1998 versus 62.4% during the quarter ended October 31, 1997. New releases of music product are typically introduced at lower selling prices ("Promotional Price") and result in lower gross margin rates. The 1.2% increase in costs of sale merchandise revenue as a percentage of sale merchandise revenue was principally due to a higher proportion of Promotional Price sales in the quarter ended October 31, 1998 compared to the corresponding quarter of last year.

        Costs of rentals, including amortization, decreased to $3.7 million during the quarter ended October 31, 1998, a decrease of $2.3 million or 38.5%, versus $6.0 million during the quarter ended October 31, 1997. As a percentage of rental revenue, costs of rentals decreased to 52.4% during the quarter ended October 31, 1998, versus 53.6% during the quarter ended October 31, 1997, representing a decrease of 1.2%. During the quarter ended October 31, 1998, in response to the decline in rental revenues, the reduction in the number of stores offering rentals, and an increase in revenue sharing programs, the Company decreased its purchases of video rental product by $2.5 million or 44.1% versus the same quarter of the prior year.

Operating Expenses

        Selling, general and administrative ("SG&A") expenses, were $26.5 million, versus $25.2 million for the quarters ended October 31, 1998 and October 31, 1997, respectively, an increase of $1.3 million or 5.0%. As a percentage of net revenues, SG&A expenses, were 34.1% during the quarter ended October 31, 1998 versus 35.0% during the quarter ended October 31, 1997, representing a decrease of 0.9%. The 0.9% decrease as a percentage of net revenue was principally due to improved efficiencies in store payroll and reductions in corporate, distribution and other store expenses.

Income From Operations

        Income from operations for the quarter ended October 31, 1998 was $0.3 million, versus $1.2 million for the quarter ended October 31, 1997, a decrease of $0.9 million. The decrease in income from operations was primarily the result of a decrease in rental revenue and a lower gross profit percentage on sale merchandise revenue, which were partially offset by an increase in sale merchandise revenue and lower SG&A expenses. During the quarter ended October 31, 1998, the Company closed 1 store, opened 5 stores and acquired 378 stores. As of October 31, 1998, the Company operated 598 stores in thirty-three states.

Interest Expense

        Interest expense for the quarter ended October 31, 1998 was $1.2 million, versus $0.1 million for the quarter ended October 31, 1997, an increase of $1.1 million. The $1.1 million is primarily the result of a onetime fee of $0.9 million which the Company paid Cerberus Capital Management, L.P., for a commitment to provide a bridge loan to finance the acquisition of Blockbuster Music in the event that permanent financing was not in place at the time of the acquisition. Additionally, the Company incurred interest expense of $0.2 million under the Congress Facility for the six days ending October 31, 1998.


Income Taxes

        The Company recorded a tax benefit of $0.1 million for the quarter ended October 31, 1998 versus a tax provision of $0.6 million for the quarter ended October 31, 1997. The provision represents an effective tax rate of 41.3%, which the Company estimates will be its effective tax rate for the year ended January 31, 1999.

        The Company is currently under audit by the California Franchise Tax Board ("FTB") for tax years ended January 31, 1992, 1993, and 1994. The Company believes it has made adequate provision in the consolidated condensed financial statements for this audit.

Net Income (Loss)

        The Company had a net loss of $0.2 million for the quarter ended October 31, 1998, compared to net income of $0.97 million for the quarter ended October 31, 1997. The net loss is primarily attributable to the bridge loan commitment fee associated with the financing of the Blockbuster Music acquisition as described above. Excluding such one-time fee, the net income for the period would have been $0.35 million, compared to a net income of $0.97 million, a $0.62 million decrease. This $0.62 decrease is principally due to a decrease in rental revenue and a lower gross profit percentage on sale merchandise revenue, which were partially offset by an increase in sale merchandise revenue and lower SG&A expenses.

EBITDA

        EBITDA represents income from operations, plus depreciation and amortization. Management believes that, due to the combined format of rental product and sale merchandise, a more appropriate calculation of EBITDA (hereafter referred to as Adjusted EBITDA) should include the net difference between rental amortization plus the book value of rental dispositions, versus rental inventory purchased during the period. The Company has included certain information concerning Adjusted EBITDA because management believes it would be useful information for certain investors and analysts in analyzing operating performance and in determining the Company's ability to service debt. Adjusted EBITDA for the period ended October 31, 1998 was $2.9 million, versus $4.3 million for the period ended October 31, 1997. Adjusted EBITDA excludes the non-cash impact of store rent expense accrued to recognize minimum rents on a straight-line basis over the term of the lease. The decrease versus last year results primarily from the decrease in rental revenue and a lower gross profit percentage on sale merchandise revenue, which were partially offset by increases in sale merchandise revenue and lower SG&A, expenses, as well as the effect of the non-recurring cash benefit of $1.2 million for rent credits from landlords which had a favorable impact on Adjusted EBITDA for the period ended October 31, 1997. The method of calculating Adjusted EBITDA set forth above may be different from calculations of EBITDA employed by other companies and, accordingly, may not be directly comparable to such other computations. Adjusted EBITDA should not be viewed as a substitute for Generally Accepted Accounting Principles
(GAAP) measurements such as net income or cash flow from operations. Rather, it is presented as supplementary information.

FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND OCTOBER 31, 1997

Revenues

        Total revenues were $223.0 million and $223.1 million for the nine months ended October 31, 1998 and October 31, 1997, respectively. The decrease of $0.1 million or 0.03% in total revenue resulted from an increase in sale merchandise revenue of $13.5 million, comprised of $6.8 million from the Wherehouse stores, plus sale merchandise revenue from the Blockbuster Music stores for the period October 26, 1998 through October 31, 1998 of $6.7 million, offset by a decrease in rental revenue of $13.6 million. The Company believes that the decrease in rental revenue was primarily attributable to an increasingly competitive rental market and a reduction in the number of Company stores offering rental product.

        A summary of total sale merchandise and rental revenues, by product category, is provided below:

                      SALE MERCHANDISE AND RENTAL REVENUES
                             BY MERCHANDISE CATEGORY
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                                 Nine Months Ended
                                                                     October 31,
                                                                 ---------------------
                                                                  1998           1997
                                                                 ------         ------

Sale Merchandise Revenue:
        Music                                                    $171.6         $161.4
        Other, principally sales of new videocassettes,
            video game software and hardware,
            general merchandise and ticket commissions.            26.3           23.0
                                                                 ------         ------
                      Total sale merchandise revenue             $197.9         $184.4
                                                                 ------         ------

Videocassette and other rental revenue                             25.1           38.7
                                                                 ------         ------
                      Total revenues                             $223.0         $223.1
                                                                 ------         ------

        Sale merchandise revenue continues to represent the largest portion of the Company's revenues. For the nine months ended October 31, 1998, sale merchandise revenue represented 88.7% of aggregate revenues, an increase of 6.1% from 82.6% during the nine months ended October 31, 1997. Sale merchandise revenue was $197.9 million versus $184.4 million for the nine months ended October 31, 1998 and October 31, 1997, respectively, representing an overall increase of 7.3%. On a same store basis, sale merchandise revenue increased by 7.6% during the nine months ended October 31, 1998, as compared to the nine months ended October 31, 1997. Management believes that the increase of 7.6% was principally the result of a stronger new release schedule than last year, favorable customer response to several new merchandising initiatives and, to a lesser extent, the favorable impact of competitors' store closures.

        Rental revenue includes the rental of video cassettes, DVD's, video games and game players, and audio cassette books, and sales of previously viewed video cassettes and previously played video games. As of October 31, 1998, 129 of the Company's stores offered rental products, with 50 of the stores offering DVD's for rental. Rental revenue was $25.1 million versus $38.7 million during the nine months ended October 31, 1998 and October 31, 1997, respectively, representing a decrease of $13.6 million or 35.1%. On a same-store basis, rental revenue decreased approximately 30.9% as compared to the prior year. The Company believes that the decrease in same store rental revenue was primarily attributable to a strong competitive environment.

Costs of Revenue

        Costs of sale merchandise revenue increased $7.4 million to $125.0 million for the nine months ended October 31, 1998 versus $117.7 million for the nine months ended October 31, 1997, representing an increase of 6.3%. As a percentage of sale merchandise revenue, costs of sale merchandise revenue decreased 0.6% to 63.2% during the nine months ended October 31, 1998 versus 63.8% during the nine months ended October 31, 1997. The 0.6% decrease in costs of sale merchandise revenue as a percentage of sale merchandise revenue was principally due to lower obsolescence and other costs of sale revenue resulting from improved inventory efficiencies, which were partially offset by lower gross profit due to a higher proportion of Promotional Price sales.

        Costs of rentals, including amortization, decreased to $13.0 million during the nine months ended October 31, 1998, a decrease of $8.7 million or 40.0%, versus $21.7 million during the nine months ended October 31, 1997. As a percentage of rental revenue, costs of rentals decreased to 52.0% during the nine months ended October 31, 1998, versus 56.2% during the nine months ended October 31, 1997, representing a decrease of 4.2%. During the nine months ended October 31, 1998, in response to the decline in rental revenues, the reduction in the number of stores offering rentals, and an increase in revenue sharing programs, the Company decreased its purchases of video rental product by $7.2 million or 37.8% versus the same nine months of the prior year.

Operating Expenses

        SG&A expenses were $74.0 million versus $77.3 million during the nine months ended October 31, 1998 and October 31, 1997, respectively, representing a decrease of $3.3 million or 4.2%. As a percentage of net revenues, SG&A expenses were 33.2% of net revenues during the nine months ended October 31, 1998 versus 34.7% of net revenues during the nine months ended October 31, 1997, representing a decrease of 1.5%. The 1.5% decrease was principally due to efficiencies in store payroll and decreases in corporate, distribution and other store expenses.

Income From Operations

        Income from operations for the nine months ended October 31, 1998 was $5.3 million as compared to $1.5 million for the nine months October 31, 1997, representing an improvement of $3.8 million. The improvement in income from operations was primarily the result of higher sale merchandise revenue, a higher gross profit percentage on sale merchandise revenue, higher gross profit on rental revenue, and lower SG&A expense, all of which were partially offset by a decline in rental revenue. During the nine months ended October 31, 1998 the Company closed 5 stores, opened 6 stores and acquired 378 stores. As of October 31, 1998 the Company operated 598 stores in thirty-three states.

Interest Expense

        Interest expense for the nine months ended October 31, 1998 was $1.4 million, versus $0.3 million for the nine months ended October 31, 1997, an increase of $1.1 million. The $1.1 million increase is primarily the result of a one-time fee of $0.9 million, which the Company paid to Cerberus Capital Partners, L.P. for a commitment to provide a bridge loan to finance the acquisition of Blockbuster Music if the permanent financing was not in place at the time of the acquisition. Additionally, the Company incurred interest expense of $0.2 million under the Congress Facility revolving line of credit for the six days ending October 31, 1998.

Income Taxes

        The Company recorded a tax provision of $2.4 million for the nine months ended October 31, 1998 versus a tax provision of $0.9 million for the period ended October 31, 1997. The tax provision represents an effective tax rate of 41.4%, which the Company estimates will be its effective tax rate for the year ended January 31, 1999.


EBITDA

        EBITDA represents income from operations, plus depreciation and amortization. Management believes that, due to the combined format of rental product and sale merchandise, a more appropriate calculation of EBITDA (hereafter referred to as Adjusted EBITDA) should include the net difference between rental amortization plus the book value of rental dispositions, versus rental inventory purchased during the period. The Company has included certain information concerning Adjusted EBITDA because management believes it would be useful information for certain investors and analysts in analyzing operating performance and in determining the Company's ability to service debt. Adjusted EBITDA for the period ended October 31, 1998 was $12.1 million versus $10.3 million for the period ended October 31,

1997. The increase in Adjusted EBITDA was primarily the result of higher sale merchandise revenue, a higher gross profit percentage on sale merchandise revenue, higher gross profit on rental revenue, and lower SG&A expense, all of which were partially offset by a decline in rental revenue. Adjusted EBITDA excludes the non-cash impact of store rent expense accrued to recognize minimum rents on a straight-line basis over the term of the lease. Adjusted EBITDA for the period ended October 31, 1997, includes a non-recurring cash benefit of $2.0 million resulting from the impact of one-time credits received from landlord concessions. The method of calculating Adjusted EBITDA set forth above may be different from calculations of EBITDA employed by other companies and, accordingly, may not be directly comparable to such other computations. Adjusted EBITDA should not be viewed as a substitute for Generally Accepted Accounting Principles (GAAP) measurements such as net income or cash flow from operations. Rather, it is presented as supplementary information.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended October 31, 1998, the Company's net cash provided by operating activities was $6.0 thousand, as compared to $27.8 million provided by operations for the corresponding nine months of the prior fiscal year, primarily due to an increase in inventory and receivables. The increase in inventory and receivables is a result of normal seasonal patterns coupled with increases required to support higher sale merchandise revenue.

        Cash used in investing activities was $126.9 million for the nine months ended October 31, 1998, as compared to $2.4 million for the nine months ended October 31, 1997. The increase was primarily due to the cash paid for the Blockbuster Music acquisition of $117.6 million. In addition, the Company increased its acquisition of property, equipment and improvements due to the opening of six new stores and to support its new merchandising initiatives.

        Cash provided from financing activities was $97.4 million for the nine months ended October 31, 1998 as compared to $0.8 million used for the nine months ended October 31, 1997. The increase of $98.2 million was primarily due to the loan under the Congress Facility, used to finance the acquisition of Blockbuster Music.

        The Company believes that the current borrowing facility (see Note 4 under Notes to Consolidated Condensed Financial Statements) is adequate to support the existing operations and the planned capital expenditures of the Company and its subsidiaries that operate the Blockbuster Music stores for the next twelve month period.

        The Company expects to make additional payments to creditors, professionals and others of up to $1.4 million through the end of the fiscal year under the Plan of Reorganization.

        As of October 31, 1998, the Company had signed 2 new lease commitments to open new stores during the next twelve months.

SEASONALITY

        The Company's business is seasonal, and revenues and operating income are highest during the fourth quarter.

        The Company believes that, except for changes in the minimum wage mandated by the Federal government, inflation has not had a material effect on its operations and its internal and external source of liquidity and working capital.


IMPACT OF THE YEAR 2000

        The Company has been actively addressing the internal system concerns related to the Year 2000 ("Y2K") problem. The Company will create a Y2K Project Committee in January 1999. This committee, to be comprised of several executives, will establish guidelines and direct the Y2K efforts. The primary objective of this committee will be to ensure the Company's ability to operate with its internal systems in the year 2000. The secondary objective will be to assess all non-Information Technology ("IT") departments and external Vendors' state-of-readiness and Y2K compliance.


1) The Company's State of Readiness

    Internal IT Systems - The Company has purchased new merchandising, financial and distribution center management systems to replace all its major corporate systems, except for Point-Of-Sales (POS). All the new systems purchased are Y2K compliant. The projects to implement these new systems are underway. Implementation of these new systems will likely occur in the second quarter of fiscal 1999. The existing POS application software has been remediated, installed at all the current Wherehouse stores and is now Y2K compliant. The existing POS hardware operating system is not Y2K compliant. The Company has approved project funds and identified potential vendors to perform the POS hardware operating system upgrade. This project will start in the first quarter of fiscal 1999 and the Company expects it will be completed in the second quarter of fiscal 1999. The Company intends to convert the Blockbuster Music stores to the Wherehouse POS system in the first half of fiscal 1999.

    External Vendors - The Company is aware of significant Y2K remediation work being performed by its major vendors. The Y2K Project Committee will initiate formal communication with the Company's significant suppliers in the first quarter of 1999 regarding their Y2K readiness. The Company intends to focus extensively on the second tier suppliers in the first half of 1999.

2) The Costs to Address the Company's Year 2000 Issues

The Company does not consider the replacement of its corporate systems as a Y2K expense. Installation of the new major corporate systems is required to address additional business functionality. The remediation of the existing mainframe-based corporate system is a Y2K contingency measure, and will cost between $1.5 million and $2.0 million. The distribution system will cost between $30,000 and $60,000. Internal resources performed the POS software remediation. The Wherehouse POS hardware operating system remediation will cost between $400,000 and $600,000. The Company has estimated approximately $1.0 million for other hardware and software requirements. Internal resources will handle all other projects.

3) The Risks of the Company's Year 2000 Issues

The Company has not finalized a detailed risk assessment. The Y2K Project Committee will likely complete the detailed risk analysis in the first quarter of fiscal 1999.


4) The Company's Contingency Plans

The Company has developed contingency plans for the merchandising, financial, distribution center management, and POS hardware operating systems. New application software will replace the merchandising, financial, and distribution center management systems, and remediation will be done on the POS hardware operating system. As a contingency plan, the Company has contracted with an outside firm to remediate the existing corporate merchandising system. As an additional contingency plan, the current distribution center management system may also be remediated in the first quarter of fiscal 1999 by the software supplier.

                           PART II. OTHER INFORMATION


Item 4.          Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Stockholders (the "Meeting") on October 21, 1998, at which the Company's stockholders voted: (1) to elect the nominated slate of five directors, each to serve until the next meeting and until his or her successor has been duly elected and qualified: Antonio C. Alvarez, II, Robert C. Davenport, Jonathan Gallen, Joseph J. Radecki, Jr., and Joseph B. Smith: (2) to approve the Company's 1998 Stock Incentive Plan; and (3) to ratify the appointment of Deloitte & Touche LLP as the Company's independent public accountants and auditors for the fiscal year ending January 31, 1999.

        Holders of record of the Company's common stock as of September 18, 1998 were entitled to vote at the Meeting. On September 18, 1998, there were 10,744,829 shares of common stock outstanding and entitled to vote and 9,779,879 of such shares were represented at the Meeting. Each of the directors received 91.02% of the shares cast in favor of his or her election. For each director, 9,779,833 shares were cast for the director's election and 46 shares were withheld. With respect to the 1998 Stock Incentive Plan, the shares cast were 8,179,690 shares for, 2,080 shares against, 396 shares in abstention, and 1,597,713 broker non-votes. With respect to the ratification of Deloitte & Touche LLP, the shares cast were 9,774,274 shares for, 0 shares against, and 605 in abstention.

Item 6.          Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit
        Number                                        Description
        ------                                        -----------
        27.0 Financial Data Schedule

(b)     Reports on Form 8-K

        The Company filed a report on Form 8-K on September 25, 1998, reporting a change in the Company's Accountant. No other reports on Form 8-K were filed during the quarter ended October 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WHEREHOUSE ENTERTAINMENT, INC.


Date: December 21, 1998
                                         ANTONIO C. ALVAREZ, II
                                         Chairman of the Board and Chief
                                         Executive Officer, and Director
                                         (Principal Executive Officer)


Date: December 21, 1998
                                         ROBERT S. KELLEHER
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)