Form 10-K
period 1999-01-31
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 1999-05-17
CIK 1031754

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22289
                         WHEREHOUSE ENTERTAINMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        95-4608339
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

                             19701 HAMILTON AVENUE
                        TORRANCE, CALIFORNIA 90502-1334
                         ADDRESS OF PRINCIPAL EXECUTIVE
                          OFFICES INCLUDING ZIP CODE)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate book value of the estimated voting and non-voting stock held by non-affiliates of the registrant is $18,276,093. (1)

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  [X]     No  [ ]

     As of April 27, 1999, 10,729,710 shares of the registrant's common stock were issued and outstanding and approximately 86,500 additional shares were expected to be issued pursuant to a bankruptcy plan of reorganization (see Item 1 -- "Business -- Reorganization Under Chapter 11" below) and a related anti-dilution provision of a stock subscription agreement with A&M Investment Associates #3, LLC.
---------------
(1) There is no established trading market for the voting stock of the registrant. Accordingly, the registrant has utilized book value per share for purposes of the foregoing calculations concerning voting and non-voting stock held by non-affiliates. This calculation of book value per share is not intended to represent the price at which those shares trade. As of April 27, 1999, 10,729,710 shares of the registrant's voting stock were issued and outstanding. All but 1,079,236 of those shares were issued pursuant to a bankruptcy plan of reorganization. See Item 1 -- "Business -- Reorganization Under Chapter 11" below. At April 27, 1999, the registrant estimates that approximately 86,500 additional shares of its voting stock may be issued pursuant to the plan of reorganization and a related anti-dilution provision of a stock subscription agreement with A&M Investment Associates #3, LLC, after which a total of approximately 10,817,000 shares of the registrant's voting stock will be issued and outstanding. The registrant estimates that of the number of total outstanding shares, approximately 2,026,705 shares will be held by non-affiliates of the registrant. The book value of voting and non-voting stock held by non-affiliates of the registrant specified above assumes the issuance of all 10,817,000 shares.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The sections of this Annual Report on Form 10-K containing such forward-looking statements include "Business -- Acquisition of Blockbuster Music", "Business -- Reorganization Under Chapter 11", "Business -- Merchandise Sale Products", "Business -- Video and Other Product Rentals", and "Business -- Competition", "Holders" under Item 5 below, and "Management's Discussion and Analysis of Financial Condition and Results of Operation" under Item 7 below. Statements in this Annual Report on Form 10-K which address activities, events or developments that the registrant expects or anticipates will or may occur in the future, including such things as future issuances of shares, future capital expenditures (including the amount and nature thereof), expansion and other developments and technological trends of industry segments in which the registrant is active, business strategy, expansion and growth of the registrant's and its competitors' business and operations and other such matters are forward-looking statements. You can find many of these statements by looking for words like "believes," "expects," "anticipates," or similar expressions in this Annual Report on Form 10-K. Although the registrant believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the registrant.

     The registrant's operations are subject to factors outside its control. Any one, or a combination, of these factors could materially affect the results of the registrant's operations. These factors include (a) possible delays and difficulties in integrating the Blockbuster Music operations with Wherehouse's;
(b) the ability to retain Blockbuster Music's customers; (c) changes in levels of competition from current competitors and potential new competition from both retail stores and alternative methods or channels of distribution such as Internet and telephone shopping services and mail order; (d) loss of a significant vendor or prolonged disruption of product supply; (e) the presence or absence of popular new releases and products in the product categories the registrant represents; (f) changes in levels of consumer spending, especially during seasonally significant periods; (g) changes in Federal and state income tax rules and regulations or interpretations of existing legislation; (h) changes in the general economic conditions in the United States including, but not limited to, consumer sentiment about the economy in general; (i) regulatory changes, including the investigation of minimum advertised pricing guidelines by the FTC, which may adversely affect the business in which we are engaged; (j) the ability to attract and retain key personnel; and (k) adverse results in significant litigation matters.

     The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the registrant. You should consider the cautionary statements contained in this section when evaluating any forward-looking statements that we may make. We do not have any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

     The registrant, Wherehouse Entertainment, Inc. ("New Wherehouse") was incorporated under the laws of the State of Delaware on November 15, 1996 as WEI Acquisition Co. On January 31, 1997, New Wherehouse acquired substantially all the assets of Wherehouse Dissolution Co. ("Old Wherehouse"), a Delaware corporation, and Old Wherehouse's parent Company, WEI Holdings, Inc., a Delaware corporation ("WEI"), pursuant to a Chapter 11 plan of reorganization (as described in "Reorganization Under Chapter 11" below). Prior to such acquisition, Old Wherehouse was known as "Wherehouse Entertainment, Inc.", and, after such acquisition, Old Wherehouse changed its name to "Wherehouse Dissolution Co." After acquiring substantially all the assets of Old Wherehouse, New Wherehouse changed its name to "Wherehouse Entertainment, Inc.", and as the successor to Old Wherehouse, has undertaken to continue the obligations of Old Wherehouse to file all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. Except as expressly indicated or unless the context otherwise requires, the "Company", "Wherehouse", "we", "our", or "us" means Wherehouse Entertainment, Inc. and its subsidiaries and, where the discussion relates to the continuing business operations of Old Wherehouse and New Wherehouse and its subsidiaries, New Wherehouse and Old Wherehouse, collectively.

     The Company's fiscal year ends on January 31. References to "Fiscal 1999," "Fiscal 1998" and "Fiscal 1997" refer to the fiscal years ended January 31, 1999, January 31, 1998, and January 31, 1997, respectively.

ACQUISITION OF BLOCKBUSTER MUSIC

     On October 26, 1998, pursuant to a Stock Purchase Agreement dated as of August 10, 1998 (the "Purchase Agreement"), Wherehouse acquired (the "Acquisition") from Viacom International Inc. ("Seller") all of the capital stock of certain retail music subsidiaries of Seller (the "Acquired Business"). The Acquired Business operated under the name "Blockbuster Music" and is referred to as "Blockbuster Music" throughout this Report on Form 10-K. The Acquired Business consists of 378 Blockbuster Music stores in 33 states. Of the 378 stores acquired, 17 were closed prior to January 31, 1999, an additional 15 stores were closed between February 1, 1999 and April 30, 1999, and an additional 19 stores are scheduled to be closed.

     Pursuant to the Purchase Agreement, the base purchase price of $114.5 million is to be adjusted by the difference, if any, between the working capital of the Acquired Business, as defined, as of March 31, 1998 (the "Reference Working Capital"), and the working capital, as defined, as of October 26, 1998 (the "Closing Working Capital"). Based on Seller's preliminary estimate of the Closing Working Capital, the Company paid to Seller a preliminary purchase price of approximately $117.7 million on October 26, 1998.

     On December 23, 1998, Seller delivered an adjusted statement of the Closing Working Capital that states Seller's position that the adjusted purchase price equals $126.5 million. Wherehouse recorded $8.8 million as a potential additional amount due to Seller, subject to the final determination of the Closing Working Capital. The Purchase Agreement provides that if Wherehouse disagrees with Seller's position, it is to deliver a notice of disagreement within a specified time. Wherehouse delivered to Seller such a notice of disagreement on February 23, 1999, in which Wherehouse asserted that the adjusted purchase price is approximately $101.3 million. Since then, Wherehouse and Seller have been negotiating in an effort to resolve this dispute, but they have not yet been able to reach agreement. No assurance can be given that a consensual resolution will be reached between Seller and Wherehouse. If a consensual resolution proves impossible, this dispute is to be resolved through a dispute resolution mechanism set forth in the Purchase Agreement. Accordingly, the purchase price paid to Seller is subject to potential adjustment and may ultimately be significantly lower than $126.5 million.

     The preliminary purchase price paid at the closing of the Acquisition was funded with a combination of excess cash and the proceeds of a loan made pursuant to an amended loan agreement entered into with

Congress Financial Corporation (Western), the Company's lender. (See Item
7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources").

     The Acquisition was accounted for under the purchase method of accounting. The Company recorded the acquired assets and assumed liabilities at their fair values at the date of acquisition based on certain valuations and other studies and also based on Seller's Closing Working Capital statement (subject to potential adjustment). The excess purchase price over the fair value of net assets acquired is assigned to goodwill. The financial results of Blockbuster Music have been consolidated with Wherehouse effective October 26, 1998.

     The Company has closed or plans to close or renegotiate the leases on 51 Blockbuster Music stores and 19 Wherehouse stores that either serve overlapping areas or are unprofitable.

BLOCKBUSTER MUSIC INTEGRATION AND SYSTEM CONVERSION

     Pursuant to a Transition Services Agreement, the Company may continue to utilize certain services and facilities of Seller for a transition period of up to one year from the date of the Acquisition. In addition, pursuant to a Transition License Agreement, the Company may continue to use certain trade names, trademarks and service marks in the conduct of the Blockbuster Music business for a limited time. Prior to the expiration of this license for a region, the Company will change the name of the Blockbuster Music stores to the Wherehouse name or a variation on Wherehouse, including Wherehouse Music.

     A. Stores. The store integration process includes conversion of the point-of-sale ("POS") system to the Wherehouse POS software and the name change to Wherehouse or Wherehouse Music.

     The Blockbuster Music POS system does not interface directly with the Company's merchandising and distribution system. Prior to conversion of a Blockbuster Music store to the Wherehouse POS system, merchandise orders are processed through the Blockbuster Music ordering systems, and merchandise is shipped to the stores directly from vendors. The Company is in the process of converting the Blockbuster Music POS systems to the Wherehouse POS system. After such conversion, purchases will be managed through Wherehouse's merchandising systems, and stores will receive shipments from Wherehouse's centralized distribution facility. As of April 30, 1999, the POS conversion has been completed in approximately 220 Blockbuster Music stores. Conversion of the remaining Blockbuster Music store POS systems is scheduled for completion in the quarter ending July 31, 1999.

     The Company is currently in the process of completing sign changes in each of the Blockbuster Music stores to identify them as Wherehouse or Wherehouse Music stores. In connection with the name change, in each major market, the Company has initiated a three-week advertising campaign, which culminates with a grand opening event in each store. Depending upon specific circumstances, the advertising campaign includes cable TV, radio and print media supported by in-store events (see "Advertising").

     B. Distribution. Prior to the conversion of the POS system in each Blockbuster Music store, merchandise is shipped to those stores directly from the Company's suppliers rather than from the Company's distribution center. The Company has an agreement with one of its suppliers, Valley Media, to perform merchandise fulfillment until completion of the POS conversion in each Blockbuster Music store. Approximately 50% of the music product shipped to these Blockbuster Music stores prior to conversion of the Blockbuster Music POS systems is being fulfilled by Valley Media.

     C. Systems. The Company continues to utilize services provided by Seller pursuant to the Transition Services Agreement to support the data communication requirements of Blockbuster Music stores not yet converted to the Company's POS system, and for electronic data interchange transactions with certain vendors.

GENERAL

     With the Acquisition of the Blockbuster Music stores, Wherehouse has expanded, in terms of both revenues and store count, to become one of the largest retailers of prerecorded music in the United States.

     As of January 31, 1999, Wherehouse operated 579 stores in 33 states. Between February 1, 1999 and April 30, 1999, the Company closed five Wherehouse stores and 15 Blockbuster Music stores. Excluding the Blockbuster Music stores that have not yet been converted to the Wherehouse name, all but 13 of Wherehouse's stores operate under the name "The Wherehouse," "Wherehouse Music" or "Wherehouse Entertainment." The remaining 13 stores operate under the names "Tu Musica," "Rocky Mountain Records," "Fresh Cuts" and "Odyssey".

     Wherehouse sells prerecorded music, videocassettes and DVDs, video games, personal electronics (including personal stereos, portable stereos, headphones and related merchandise), blank audiocassettes and videocassettes, and accessories. As of January 31, 1999, approximately 21% of the Company's stores also rented prerecorded videocassettes and video games, and approximately 9% of the Company's stores rented DVDs.

     In Fiscal 1999, on a consolidated basis, sales of prerecorded music, videocassettes and DVDs, video games, and accessories accounted for 93.6% of the Company's revenues, and rentals of videocassettes, DVDs, video games, and other products (including revenue from the sale of previously viewed videocassettes) accounted for 6.4% of revenues. Excluding the acquired Blockbuster Music stores, sales of prerecorded music, videocassettes, DVDs, video games, and accessories and other products represented 90.1% of revenues, and rentals (including revenue from the sale of previously viewed videocassettes) represented 9.9% of revenues.

                            SALES AND RENTAL REVENUE
                                  BY CATEGORY
                             (DOLLARS IN MILLIONS)

                                                              FISCAL YEARS ENDED JANUARY 31,
                                                              ------------------------------
                                                                    NEW              OLD
                                                                 WHEREHOUSE       WHEREHOUSE
                                                              ----------------    ----------
                                                              1999*      1998        1997
                                                              ------    ------    ----------
Sale Merchandise Revenue:
  Music.....................................................  $422.1    $239.2      $252.7
  Other, principally sales of new videocassettes, DVDs,
     video game software and hardware, general merchandise
     and ticket commissions.................................    42.4      36.9        42.8
                                                              ------    ------      ------
          Total sale merchandise revenue....................   464.5     276.1       295.5
Videocassette and other rental revenues**...................    32.0      51.3        70.0
                                                              ------    ------      ------
          Total Revenue.....................................  $496.5    $327.4      $365.5
                                                              ======    ======      ======

---------------
 * Includes revenue of the Acquired Business from and after October 26, 1998.

** Includes sales of previously viewed videocassettes

MERCHANDISE SALE PRODUCTS

     Wherehouse's primary revenue source is the sale of merchandise. Wherehouse stores generally sell a broad array of entertainment products, including prerecorded music, videocassettes and DVDs, video game software, accessories and personal electronics. The table above summarizes Wherehouse's dollar volume of sale revenue by merchandise category for Fiscal 1997 through Fiscal 1999. The percentage of total revenues contributed by merchandise sales has risen from 80.9% in 1997 to 93.6% in 1999. This increase results from the combined impact of the additional sale merchandise revenue derived from the Acquired Business and a decrease in the number of stores engaged in the rental business.

     Wherehouse's most important product strategy is to ensure constant availability of the most popular music and video titles while maximizing the selection of catalog titles of lasting popularity. The number of different new music titles per store ranges from approximately 6,000 to 50,000, representing a range of 10,000 to 90,000 individual stock-keeping units in inventory per store.

     With input from store management and a product allocation team, Wherehouse's inventory management systems are intended to tailor each store's product selections and merchandise mix to local market demand and maximize the availability of the most popular titles at each store, subject to store size constraints. Wherehouse's stores have been designed to facilitate quick service and to accommodate changes in industry trends and product offerings. Each product line is monitored for profitability.

     Prior to the Acquisition, Wherehouse sold used products, principally used CDs, in the majority of its stores and continues to do so in these stores. Based upon strong consumer acceptance, Wherehouse expanded upon its used CD business significantly in Fiscal 1997 and Fiscal 1998. The Company feels that the increases achieved in the used CD business in these years stabilized in Fiscal 1999 and that the used CD business in stores offering that product line prior to the Acquisition will, in the future, perform at a more stable growth rate. Prior to the Acquisition, the Blockbuster Music stores did not sell used CDs. The Company intends to add the used CD product line to most of the non-mall Blockbuster Music stores after their conversion to the Wherehouse name.

     Prerecorded videocassettes and DVDs (feature films, music videos, and self-improvement programming) represented, after music, Wherehouse's second largest sale product category in Fiscal 1997, Fiscal 1998 and Fiscal 1999. As of January 31, 1999, 469 of the Company's stores sold DVD. As box-office "hit" motion pictures continue to be released to the videocassette and DVD sell-through market at reduced prices, industry-wide sales of this category have increased. Wherehouse's revenues from the sales of videocassettes increased in Fiscal 1999 over the prior year.

     Wherehouse sells video game hardware and software, blank audio and videocassette tapes, music and video maintenance care products, carrying cases, storage units, and personal electronics. Wherehouse also collects commissions on event tickets sold under affiliations with Bay Area Seating Service (BASS) and Ticketmaster.

VIDEO AND OTHER PRODUCT RENTALS

     Wherehouse's other principal revenue source is the rental of prerecorded videocassettes, DVDs and other products, chiefly feature films. Although most videocassette rentals are feature films, approximately 30% of Wherehouse's rentals in Fiscal 1999 were non-theatrical titles, such as children's videos, fitness videos, music videos and educational videos. Audiocassette books and video game players are also offered for rent in a few select stores. As of January 31, 1999, 122 of Wherehouse's 579 stores offered videocassettes and other products for rent, and approximately 50 stores offered DVDs for rent. On average, stores that rent videocassettes and DVDs carry approximately 4,500 units, representing approximately 2,000 individual titles.

     Wherehouse purchases prerecorded videocassettes and DVDs from a variety of distributors and other suppliers. The Company also acquires prerecorded videocassettes through revenue sharing arrangements with two suppliers. As with recording companies, the film studios or their videocassette distribution operations each control a certain portion of available titles and seek to promote those titles. Wherehouse has not experienced, and does not anticipate having in the future, any material problems obtaining its rental products.

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

ADVERTISING AND PROMOTION

     Wherehouse employs advertising, promotion, pricing, and presentation in a coordinated manner to generate customer awareness of its breadth of product and value pricing on selected items, and to induce trial and repeat purchases of its products and video rental services. Wherehouse advertises on a regular and frequent basis in a variety of broadcast and print media, including radio, newspaper, direct mail and freestanding inserts. The advertising generally emphasizes immediate availability of hit product at competitive prices, as well as access to a broad array of catalog products. With its current operations covering 33 states, the Company intends to expand its marketing relationships to pursue national promotional opportunities.

     Wherehouse also seeks to take advantage of cooperative advertising payments from suppliers, which are generally available to the industry. Music and video companies generally provide funds on a title-by-title basis and, occasionally, on a label-wide basis to promote new releases. When Wherehouse runs pre-authorized advertising that contains reference to a specific title or label, the related supplier generally reimburses 100% of the pro rata cost of that advertising.

TRADE CUSTOMS AND PRACTICES

     Most of the Company's music purchases are protected by return policies offered by major manufacturers. The return privilege generally exists for each music title as long as that title remains in the current music catalog of a manufacturer. Catalog changes are generally made only after advance notice, allowing the Company to return excess inventory before a title is discontinued. Most of the Company's major pre-recorded music suppliers provide unlimited returns of unopened items, but generally charge return penalties of varying amounts. The major suppliers do not accept returns of opened merchandise on the same basis as unopened items, but do generally provide the Company with certain additional return allowances. As of January 31, 1999, the Company enjoyed normal return privileges with all of its vendors. Pricing and return policies of the Company's major distributors are subject to change.

STORE AND SITE SELECTION

     As of January 31, 1999, the Company operated 579 stores in 33 states. Approximately 78% of the Company's stores were located in strip centers or freestanding buildings, and the remaining 22% were located in malls.

     The table below sets forth store openings, store acquisitions, store closings and the total number of the Company's stores for the last three fiscal years:

              FISCAL YEAR                 TOTAL STORES               STORES
                 ENDED                    AT BEGINNING    ----------------------------    STORES AT END
              JANUARY 31,                  OF PERIOD      OPENED    ACQUIRED    CLOSED      OF PERIOD
              -----------                 ------------    ------    --------    ------    -------------
1999....................................      223           8         378         30           579
1998....................................      243           0           0         20           223
1997....................................      297           9           0         63           243

     The Company evaluates growth opportunities within the context of its strategies and evaluates future store closing decisions, principally at lease expiration, based upon individual store performance.

     As of January 31, 1999, the Company operated 579 stores comprising approximately 4,321,800 square feet, an increase of approximately 2,960,860 square feet compared to January 31, 1998. The increase is principally the result of the Acquisition of the Blockbuster Music stores.

STORE OPERATIONS AND DISTRIBUTION

     STORE LOCATION. As of January 31, 1999, the Company had 450 stores located in strip centers or freestanding buildings and 129 stores located in malls. The average size of strip center and freestanding locations is approximately 8,500 square feet, with an approximate range of 1,800 to 20,000 square feet. Mall stores range in size from 1,800 to 6,000 square feet.

     RETAIL PRESENTATION. Prior to the Acquisition, the Company had updated its retail presentation through the use of new in-store signage, expansion of several product categories and, in certain stores, the introduction of new product lines.

     Subsequent to the Acquisition, and as an integral part of the store conversion process, the Company introduced a new logo, Wherehouse Music. This change is a part of the Company's brand awareness program, which is being introduced in all markets.

     The Company plans to utilize the retail presentation components previously introduced in its other stores as part of the conversion of the Blockbuster Music stores to Wherehouse stores.

     DISTRIBUTION. Central to Wherehouse's strategy of providing a broad merchandise selection to its customers (e.g., multiple copies of hits, select copies of catalog products, and high quality in-stock condition) is its ability to distribute product quickly and cost-effectively to its stores. For the traditional Wherehouse stores and for Blockbuster Music stores after their conversion, approximately 30% of the Company's inventory is shipped to store locations directly from manufacturers and distributors (primarily in the case of new releases), while the remaining 70% is delivered from the Company's distribution center. The Company generally uses common carriers for deliveries from its distribution center. Generally, the Company's centralized distribution system fills orders to all stores twice a week (other than for Blockbuster Music stores prior to their conversion to the Wherehouse POS System). Inventory at the Company's distribution center is automatically sorted based on individual store demand data generated by the Company's store-level inventory systems. Such data is captured by the Company's POS system and forwarded to the distribution center for fulfillment.

     Prior to their conversion to the Wherehouse POS system, the Company intends to use the Blockbuster Music POS system to service the Blockbuster Music stores acquired in the Acquisition. The Seller operates the Blockbuster Music POS system for the Company's benefit pursuant to the Transition Services Agreement (see "Acquisition of Blockbuster Music" above). The Blockbuster Music POS system does not interface directly with the Company's merchandising and distribution systems. Conversion of the Blockbuster Music POS system to the Wherehouse POS system began in November 1998 and is continuing. As of April 30, 1999, approximately 220 Blockbuster Music stores had been converted to the Wherehouse POS system and were being fulfilled by the Company's distribution center. As part of the Transition Services Agreement with Seller, until the remaining store POS systems are converted, store ordering data will be captured by the Blockbuster Music POS system and passed to the Blockbuster Music merchandise ordering system, where orders will be created and communicated to vendors for shipment direct to stores.

     The Company has arranged with one of its suppliers to perform a replenishment service for Blockbuster Music stores until each store has been converted to the Wherehouse POS system. Conversion of the remaining Blockbuster Music store POS systems to the Wherehouse POS system is scheduled for completion by the fiscal quarter ending July 31, 1999.

     The Company has completed the installation of additional merchandise handling equipment at its distribution center, and is in the process of completing the installation of a second automated sortation system to support the processing requirements of the increased number of stores resulting from the Acquisition. Installation of the sortation system is scheduled for completion by the fiscal quarter ending July 31, 1999.

COMPETITION

     Both the prerecorded music and the video rental markets are highly competitive. In the prerecorded music market, the Company competes with other chain retailers who specialize in prerecorded music (e.g., Trans World Entertainment, Musicland Stores, and Tower Records), discounters, consumer electronic superstores (e.g., Best Buy and Circuit City), mass merchandisers (e.g., Wal-Mart, K-Mart, and Target), direct mail programs such as record clubs, and local operators. The video rental market is a more fragmented industry, with many small operators and two significant competitors (Blockbuster Entertainment and Hollywood Video). Grocery and convenience stores also account for a portion of the video rental market. In the Company's judgment, small operators may be well located but usually have significant disadvantages in inventory selection and cost relative to chain retailers. Additionally, the Company's combination entertainment store format gives the Company cross-selling opportunities in music and rental video.

     Internet-based retailing is rapidly expanding and evolving. Specialty Internet retailers such as CDNow, and more general Internet retailers, such as Amazon.com, have targeted the prerecorded music market. In response to this growth in electronic commerce and the future potential for on-line sales of prerecorded music and video product, the Company launched its own Internet commerce site, "Wherehousemusic.com," on May 10, 1999.

     In both the music and video rental markets, there has been a trend towards consolidation, and several large regional retail chains, many similar to or direct competitors of the Company, have been acquired by large national retail chains. With the acquisition of Blockbuster Music, the Company has expanded from a regional chain to a national chain and, as a result, faces expanded competition. Several major video and music retail chains, including Blockbuster Entertainment and Hollywood Video, continue to open stores or expand their retail store presence in the Company's markets. Accordingly, it can be expected that the Company will in future periods experience increased competition from companies with greater financial resources than the Company, and that such competition may result in continued pressure on revenues and gross profit margins.

     The Company also competes in the video business with cable television and DSS ("Digital Satellite Systems"), including pay-per-view television. Currently, pay-per-view television provides less viewing flexibility to the consumer than videocassette and DVD rentals, and at a higher cost. Also, under current entertainment industry distribution practices, movies are generally available on videocassette and DVD prior to appearing on pay-per-view. However, pay-per-view viewing flexibility may increase with improved technology, which could negatively impact the retail store sales and rental of home video and, consequently, the Company's business. Notwithstanding potential technological advances, Wherehouse believes that video rental should, in the near future, continue to be the first source of in-the-home filmed entertainment, before pay-per-view, and a primary source of filmed entertainment for the consumer.

     Several major companies have announced that they are developing other technologies which, if successful, could constitute significant competition. These include technologies which would provide music, movies or interactive games for digital recording or play "on demand" over fiber optic telephone or cable lines, provide other in-the-home entertainment over the Internet, or provide on-site transcription of compact discs through in-store kiosks. Most of these technologies are not yet generally available or may not yet have achieved wide acceptance, and it appears that technical, economic, and other obstacles to their introduction or acceptance remain to be resolved. However, as these or other new technologies are introduced, if the Company is unable to predict or participate in new product or distribution technologies that consumers accept widely, the Company's business could be significantly impacted, and Wherehouse may need to develop and implement new marketing strategies in order for its business to remain competitive.

SEASONALITY

     The Company's business is seasonal, and, as is typical for most retailers, its revenues peak during the Christmas holiday season. Revenues in the fourth quarter of Fiscal 1999, adjusted to reflect Blockbuster Music revenues for the full twelve-month period, were approximately 32.4% of total annual revenues.

ORGANIZATION AND EMPLOYEES

     As of January 31, 1999, Wherehouse employed approximately 8,038 persons. Approximately 35% were full-time employees, and approximately 65% percent were part-time employees. The Company's labor requirements vary based on seasonal business fluctuations, with between 1,500 and 2,000 additional store and distribution center employees added during the peak holiday season. Wherehouse's corporate office staff, which consists of approximately 229 employees, is responsible for executive and general operating management, buying, merchandising, advertising, finance, accounting, information systems and real estate. The corporate office staff is expected to increase as the Company completes staffing requirements to support the additional Blockbuster Music stores.

TRADEMARKS

     The Company owns and maintains registrations for "The Wherehouse" trademark and variations thereof in the United States, Mexico, Taiwan, Thailand, Hong Kong and Korea and has filed trademark applications in China. The Company also owns and maintains registrations in the United States and Mexico for the name "Tu Musica." Trademark applications have been filed in the United States for the names "Wherehouse Music," "Wherehouse.com," Wherehousemusic.com," "Earmail," "Songmail" and "Bandography."

REORGANIZATION UNDER CHAPTER 11

     On August 2, 1995, WEI and Old Wherehouse filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), seeking to reorganize under Chapter 11. Old Wherehouse and WEI continued to manage their respective affairs and operate their businesses as debtors-in-possession while they worked to develop a reorganization plan that would restructure their businesses and allow their emergence from Chapter 11.

     The Plan of Reorganization for the Company's predecessors (the "Reorganization Plan") was confirmed by an order of the Bankruptcy Court entered on January 7, 1997. The effective date of the Reorganization Plan occurred on January 31, 1997 (the "Effective Date"). Since the Effective Date, the Bankruptcy Court has retained jurisdiction over certain claims and other matters relating to the bankruptcy estates of the Company's predecessors, but New Wherehouse has been and is free to carry out its business without oversight by the Bankruptcy Court.

     On January 31, 1997, the Company implemented the accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7). This resulted in the use of "fresh start" reporting, since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Reorganization Plan received less than fifty percent of the voting shares of the emerging entity. All assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximated its fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Reorganization Plan.

ITEM 2. PROPERTIES

     The Company's executive offices, which are located in Torrance, California, are subject to a lease covering 66,775 square feet of space at a current annual base rent of approximately $304,494, which is subject to periodic adjustment. The executive office lease expires on January 31, 2004. The Company has the right to terminate its executive office lease on June 30, 2001 by paying to its landlord an early termination fee in accordance with certain conditions in the lease. The Company also maintains regional offices for its field managers, within existing store locations, or in separate office facilities.

     The Company operates a 198,292 square-foot distribution center in Carson, California. The lease for this property expires on April 30, 2002, subject to two 5-year renewal options. The annual base rent for Fiscal 1999 was $809,028, although the rent is subject to periodic adjustment.

     As of January 31, 1999, the Company owned one of its stores and leased space for the remaining 578 stores. Subsequent to January 31, 1999, the Company closed 20 of these 579 stores and opened one Tu Musica store. Lease terms generally range from month-to-month to 30 years, including renewal options. If no leased stores' renewal options were exercised, 52 leases would expire on or before January 31, 2000, 98 would expire between February 1, 2000 and January 31, 2001, 155 would expire between February 1, 2001 and January 31, 2003, and the remainder would expire subsequent to February 1, 2003. The Company has the right to terminate a number of its store leases prior to the lease termination date, depending upon certain conditions, as defined in each lease. The Company does not depend on the continued existence of any one or several of its lease agreements or store locations for the operation of its business.

ITEM 3. LEGAL PROCEEDINGS

(i) Bankruptcy filing

     See Item 1 -- "Business -- Reorganization Under Chapter 11" above for a description of the bankruptcy filing of Old Wherehouse and WEI.

(ii) Other

     The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position and results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company has one class of common equity outstanding, its Common Stock. See Item 12 -- "Security Ownership of 5% Holders, Directors and Executive Officers." There is no established public trading market for the Common Stock.

HOLDERS

     As of January 31, 1997, after the effectiveness of the Reorganization Plan, there were eight holders of Common Stock, seven of whom were senior lenders under Old Wherehouse's bank credit agreement (the "Senior Lenders"), led by Cerberus Partners, L.P. ("Cerberus") as the agent for the Senior Lenders. As of April 27, 1999, the Company had issued 10,729,710 shares of Common Stock, and there were 865 holders of record of the Common Stock. The Company estimates that approximately 86,500 additional shares of Common Stock will be distributed among A&M Investment Associates #3, LLC and approximately 50 holders of unsecured claims as their claims are allowed by the Bankruptcy Court.

DIVIDENDS

     No dividends have been paid to the holders of the Common Stock since its issuance. The Company's amended loan agreement with Congress Financial Corporation (Western) restricts the ability of Wherehouse to pay dividends. See
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources and Note 6 to the financial statements." There are no plans by Wherehouse to pay cash dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below are selected financial data as of and for the periods indicated below. The financial data are derived from financial statements of Old Wherehouse and New Wherehouse. The selected financial data should be read in conjunction with the discussion under Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operation" and with the financial statements, including the notes thereto, included elsewhere in this report.

                                          NEW WHEREHOUSE                  OLD WHEREHOUSE
                                    --------------------------      ---------------------------
                                      YEAR ENDED JANUARY 31,          YEAR ENDED JANUARY 31,
                                    --------------------------      ---------------------------
                                       1999           1998           1997      1996      1995
                                    -----------    -----------      ------    ------    -------
                                                   (DOLLAR AMOUNTS IN MILLIONS)
INCOME STATEMENT DATA
Revenue:
  Sales...........................  $     464.5    $     276.1      $295.5    $350.3    $ 409.0
  Rentals.........................         32.0           51.3        70.0      82.9       90.6
                                    -----------    -----------      ------    ------    -------
          Total revenue...........  $     496.5    $     327.4      $365.5    $433.2    $ 499.6
Costs and expenses:
  Cost of sales(2)................        309.7          176.1       195.5     230.3      262.6
  Cost of rentals, including
     amortization.................         16.0           27.4        34.0      40.4       35.4
Selling, general and
  administrative expenses.........        140.1          104.7       134.0     149.6      168.8
Depreciation and amortization.....         11.8            7.1        11.4      17.2       19.5
Integration costs(3)..............          0.8
Store closure reserve -- existing
  stores(4).......................          2.8
Year 2000 remediation costs(5)....          1.8
Write-down of long-lived assets...                                               1.5      139.5
                                    -----------    -----------      ------    ------    -------
  Income (loss) from operations...         13.3           12.0        (9.4)     (5.8)    (126.2)
Interest (income) expense, net....          1.2           (1.1)        0.7      14.8       23.0
                                    -----------    -----------      ------    ------    -------
  Income (loss) before
     reorganization items, income
     taxes and extraordinary
     item.........................         12.1           13.1       (10.1)    (20.6)    (149.2)
Reorganization items..............                                    19.9      23.2         --
                                    -----------    -----------      ------    ------    -------
  Income (loss) before income
     taxes........................  $      12.1    $      13.1      $(30.0)   $(43.8)   $(149.2)
Provision (benefit) for income
  taxes...........................          5.0            5.4          --        --       13.0
                                    -----------    -----------      ------    ------    -------
  Income (loss) before
     extraordinary item...........  $       7.1    $       7.7      $(30.0)   $(43.8)   $(162.2)
Extraordinary item(6).............           --             --       173.7        --         --
                                    -----------    -----------      ------    ------    -------
  Net income (loss)...............  $       7.1    $       7.7      $143.7    $(43.8)   $(162.2)
                                    ===========    ===========      ======    ======    =======
Net income per common share(1)
  Basic...........................  $      0.66    $      0.74
  Diluted.........................  $      0.61    $      0.71
Weighted average shares
  outstanding
  Basic...........................   10,689,580     10,420,557
  Diluted.........................   11,551,798     10,894,862
Other Data
  Adjusted EBITDA(9)..............  $      26.7    $      24.3      $  1.6

                                          NEW WHEREHOUSE                  OLD WHEREHOUSE
                                    --------------------------      ---------------------------
                                      YEAR ENDED JANUARY 31,          YEAR ENDED JANUARY 31,
                                    --------------------------      ---------------------------
                                       1999           1998           1997      1996      1995
                                    -----------    -----------      ------    ------    -------
                                                   (DOLLAR AMOUNTS IN MILLIONS)
BALANCE SHEET DATA
Working capital
  (deficiency)/excess.............  $      70.8    $      65.3      $ 59.4    $ 83.7    $ (13.2)
Total assets......................        387.7          161.0       131.7     168.5      197.7
Liabilities subject to
  compromise......................           --             --          --     278.9         --
Line of credit....................         37.3             --          --        --         --
Capital lease obligations and
  long-term debt (including
  current portion)(7).............         31.6            4.5         5.4       4.2      167.4
Total shareholders'
  equity/(deficit)(8).............         98.2           91.5        84.1    (156.3)    (112.4)

---------------
(1) Net income per common share is omitted for the Company for the fiscal years ended January 31, 1995, 1996, and 1997 because those years relate to Old Wherehouse, which had a different capital structure.

(2) The Company incurred incremental cost of sales of approximately $2.7 million relating to third-party distribution cost for music replenishment from one of its suppliers. These incremental costs resulted from the Seller's inability to support fulfillment of music product from its distribution facility. These incremental costs are expected to discontinue by July 31, 1999, when all POS conversions and the expansion of the Company's distribution facility are expected to be completed.

(3) Integration costs include systems integration, consulting and travel costs related to the Acquisition.

(4) The charge for store closure reserve-existing stores in Fiscal 1999 represents costs related to the closure of 19 Wherehouse stores that operated in the same trade area as acquired Blockbuster Music stores.

(5) The Company recorded charges of $1.8 million during Fiscal 1999 in connection with the Year 2000 remediation of its computer systems (see "Item 7 -- "Management's Discussion of Financial Condition and Results of Operations -- Impact of the Year 2000").

(6) The extraordinary item in Fiscal 1997 represents gain from the extinguishment of debt pursuant to the Company's Reorganization Plan.

(7) Includes $27.6 million of capital lease obligations in Fiscal 1999, principally real estate leases related to the Acquisition ($25.8 million) and equipment leases ($1.8 million). Includes 6 3/4% Convertible Subordinated Debentures for the fiscal year ended January 31, 1995. For the fiscal year ended January 31, 1996, the 6 3/4% Convertible Subordinated Debentures are included in liabilities subject to compromise. Liabilities subject to compromise for the fiscal year ended January 31, 1996 are excluded from working capital and long-term debt.

(8) There were no cash dividends declared during any of the periods presented above, except for cash dividends in the amount of $0.2 million paid to WEI, the Company's sole stockholder in the fiscal year ended January 31, 1995.

(9) EBITDA represents income from operations, plus depreciation and amortization. Management believes that, due to the combined format of rental product and sale merchandise, a more appropriate calculation of EBITDA (hereafter referred to as "Adjusted EBITDA") should include the net difference between rental amortization plus the book value of rental dispositions, versus rental inventory purchased during the period. The Company has included certain information concerning Adjusted EBITDA because management believes it would be useful information for certain investors and analysts to analyze operating performance and to determine the Company's ability to service debt. The method of calculating Adjusted EBITDA set forth above may be different from calculations of EBITDA employed by other companies and, accordingly may not be directly comparable to such other computations. Adjusted EBITDA should not be viewed as a substitute for Generally Accepted Accounting Principles (GAAP) measurements such as net income or cash flow from operations. Rather it is presented as supplementary information.

    Adjusted EBITDA for Fiscal 1998 includes a non-recurring cash benefit of $1.7 million resulting from the impact of one-time credits received from landlord concessions.

    During Fiscal 1999, the Company incurred certain incremental costs related to the Acquisition of Blockbuster Music, as well as costs associated with the remediation of its computer systems to comply with Year 2000 readiness requirements. Excluding the costs related to the closures of existing stores ($2.9 million), incremental distribution costs ($2.7 million), Year 2000 remediation costs ($1.8 million) and integration costs ($0.8 million), Adjusted EBITDA would have been $34.9 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     FORWARD-LOOKING STATEMENTS

     Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operation, particularly in the paragraph entitled "Liquidity and Capital Resources," and elsewhere in this Annual Report on Form 10-K are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. You can find many of these statements by looking for words like "believes," "expects," "anticipates," or similar expressions in this Annual Report on Form 10-K. Although the registrant believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the registrant.

     The registrant's operations are subject to factors outside its control. Any one, or a combination, of these factors could materially affect the results of the registrant's operations. These factors include (a) possible delays and difficulties in integrating the Blockbuster Music operations with Wherehouse's;
(b) the ability to retain Blockbuster Music's customers; (c) changes in levels of competition from current competitors and potential new competition from both retail stores and alternative methods or channels of distribution such as Internet and telephone shopping services and mail order; (d) loss of a significant vendor or prolonged disruption of product supply; (e) the presence or absence of popular new releases and products in the product categories the registrant represents; (f) changes in levels of consumer spending, especially during seasonally significant periods; (g) changes in Federal and state income tax rules and regulations or interpretations of existing legislation; (h) changes in the general economic conditions in the United States including, but not limited to, consumer sentiment about the economy in general; (i) regulatory changes, including the investigation of minimum advertised pricing guidelines by the FTC, which may adversely affect the business in which we are engaged; (j) the ability to attract and retain key personnel; and (k) adverse results in significant litigation matters.

     The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the registrant. You should consider the cautionary statements contained in this section when evaluating any forward-looking statements that we may make. We do not have any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operation include the operations of Old Wherehouse through January 31, 1997 and New Wherehouse through January 31, 1999. The discussion of financial conditions includes cash flow resulting from the operations of Old Wherehouse and a liquidity analysis based on the balance sheet of New Wherehouse after the reorganization, which reflects "fresh start" accounting adjustments. See note 2 to the financial statements.

     YEAR ENDED JANUARY 31, 1999 COMPARED TO YEAR ENDED JANUARY 31, 1998

  Revenues

     Net revenues, on a consolidated basis, were $496.5 million and $327.4 million for Fiscal 1999 and Fiscal 1998, respectively. The increase of $169.1 million, or 51.7%, is primarily attributable to the Acquisition of the Blockbuster Music stores, which contributed $173.7 million in net revenues for the period October 26, 1998 through January 31, 1999.

     Excluding the acquired Blockbuster Music stores (the "Acquired Stores"), net revenues decreased $4.7 million to $322.8 million. The decrease was comprised of an increase in sale merchandise revenue of $14.7 million which was more than offset by a decrease in rental revenues of $19.4 million.

     Prerecorded music, new videocassettes, DVDs, video game software and hardware and general merchandise (collectively referred to as "sale merchandise") continue to represent the greatest portion of the Company's revenues. For Fiscal 1999, sale merchandise revenue represented 93.6% of aggregate revenues, versus 84.3% of aggregate revenues in the prior year, an increase of 9.3%. Sale merchandise revenue was $464.5 million in Fiscal 1999 versus $276.1 million in Fiscal 1998, representing an overall increase of 68.2%. (See Item 1 -- "Business -- Sale and Rental Revenue by Category"). As discussed above, this increase is primarily attributable to the Acquisition of the Blockbuster Music stores.

     For the Acquired Stores, sale merchandise revenue for the period commencing October 26, 1998 and ending January 31, 1999 was $173.7 million. Management defines same-store sales as sales from stores that were open for the full period in both periods of comparison. Management estimates that, on a same-store basis, sale merchandise revenue for the Acquired Stores decreased by 0.7% for the period commencing October 26, 1998 and ending January 31, 1999 as compared to the same period in Fiscal 1998. This decrease is principally due to higher revenue in Fiscal 1998 generated from the liquidation of book inventory, as Blockbuster Music discontinued that product line.

     Excluding the Acquired Stores, sale merchandise revenue for Fiscal 1999 was $290.9 million, an increase of $14.7 million or 5.3% over the prior fiscal year. On a same-store basis, sale merchandise revenue increased by 9.4% during Fiscal 1999 as compared to Fiscal 1998. Management believes that the increase in same-store sale merchandise revenue was principally the result of improvements in music catalog inventory management, new initiatives such as an expanded DVD selection, re-merchandising activities which occurred in certain stores and the favorable impact of store closures by competitors.

     Rental revenue includes the rental of videocassettes, DVDs, video games and game players, and audiocassette books, and sales of previously viewed videocassettes and previously played video games. As of January 31, 1999, 122 of the Company's stores offered rental products, with approximately 50 of those stores offering DVDs for rental. Rental revenue was $32.0 million in Fiscal 1999 and $51.3 million in Fiscal 1998, representing a decrease of $19.3 million or 37.6%. On a same-store basis, rental revenue decreased approximately 28.4% as compared to the prior fiscal year. The Company believes that this decrease in same-store rental revenue was primarily attributable to an increasingly competitive rental market.

     Rental products offered at the Acquired Stores represented an immaterial amount of total rental revenue in Fiscal 1999. The Acquired Stores generally are not engaged in the rental business. Prior to the Acquisition, Seller often rented videos out of these stores, but prior to closing the Acquisition, the Seller removed all rental product from these stores. The Company's license of the Blockbuster Music trademark from the Seller prohibits the Company from renting videos in these stores during the time they operate under the Blockbuster Music name. After the stores are changed to the Wherehouse name, they may rent videos.

     The Company believes that in the future its business and same-store revenues may be impacted by various competitive and economic factors, including, but not limited to, consumer tastes, new releases of music, videocassette and video game titles available for sale or rental, the Internet, and technological developments such as digital downloading, as well as general economic trends impacting retailers and consumers. In addition, in recent years the Company's sale merchandise and rental revenues have been impacted by increased competition from other music and video specialty chains, discounters and mass merchandisers.

     The Company's business is seasonal and, as is typical for most retailers, its revenues tend to peak during the Christmas holiday season. See Item
1 -- "Business -- Seasonality" above.

  Cost of Revenue

     Cost of sale merchandise revenue, on a consolidated basis, increased $133.5 million to $309.7 million for Fiscal 1999, as compared with $176.1 million for Fiscal 1998.

     Excluding the Acquired Stores, cost of sale merchandise revenue increased $8.8 million to $184.9 million for Fiscal 1999, versus $176.1 million for Fiscal 1998, representing an increase of 5.0%. As a percentage of sale merchandise revenue, cost of sale merchandise revenue decreased 0.2% to 63.6% during Fiscal 1999 versus

63.8% during Fiscal 1998. The 0.2% decrease was principally due to improved inventory efficiencies and lower costs related to merchandise returns.

     Cost of sale merchandise revenue for the Acquired Stores for Fiscal 1999 was $124.8 million or 71.9% of sale merchandise revenue. Such costs were negatively impacted by approximately $2.7 million due to the incremental costs associated with the use of a third-party distributor to handle music and sale video replenishment and other transition-related costs. These incremental costs resulted from the Seller's inability to support the fulfillment of music product from its distribution facility. These incremental costs are expected to discontinue by July 31, 1999, when all the Acquired Stores are converted to the Company's POS system and the expansion of the Company's distribution facility is expected to be completed.

     Cost of rentals on a consolidated basis, including amortization, decreased $11.4 million to $16.0 million for Fiscal 1999 as compared with $27.4 million for Fiscal 1998. As a percentage of rental revenue, cost of rentals decreased to 50% for Fiscal 1999 from 53.4% for Fiscal 1998, a decrease of 3.4%. The 3.4% decrease in cost of rentals was primarily due to the favorable impact of an increase in revenue sharing programs and improved rental efficiencies.

     Sale merchandise, including ticket commissions, as a percent of aggregate net revenues increased to 93.6% for Fiscal 1999 from 84.3% in Fiscal 1998, principally due to the reduction in the number of stores offering videocassettes and other products for rent. Also contributing to the increase was the impact of the acquisition of the Blockbuster Music stores, which generally do not offer videocassette rentals. Historically, the margin on rentals has been higher than the margin on sale merchandise. Should the product mix continue to shift to lower margin sale merchandise from higher margin rental revenue, it can be expected that this change in the mix of revenue contribution could have an impact on profitability.

  Operating Expenses

     Selling general and administrative ("SG&A") expenses, on a consolidated basis, for Fiscal 1999 were $140.1 million, compared to $104.7 million for Fiscal 1998, an increase of $35.4 million. The increase is principally related to the operating expenses of the Acquired Stores, partially offset by lower store payroll and other store expenses in the Wherehouse stores.

     Excluding the Acquired Stores, SG&A expenses were $100.9 million, or 31.3% of revenue, in Fiscal 1999, compared to $104.7 million, or 32.0% of revenue, in Fiscal 1998, a decrease of $3.8 million. This decrease in SG&A expenses is principally related to lower store payroll and other store expenses.

     SG&A expenses for the Acquired Stores were $39.2 million in Fiscal 1999, representing 22.6% of the revenues from the Acquired Stores. As a percent of revenue, the SG&A expenses of the Acquired Stores were favorably impacted by the timing of the Acquisition, as a result of which only the fourth quarter of operations (historically the highest revenue quarter) was included, as well as the favorable impact of including only incremental corporate and distribution costs that were incurred to support the Acquired Stores.

     The Company incurred non-recurring integration costs of $0.8 million related to the Acquisition. Such costs were principally related to information systems integration and professional fees.

     A charge for store closure reserve-existing stores of $2.9 million was recorded during Fiscal 1999. This charge represents approximately $2.8 million of lease termination costs and $0.1 million of other costs related to the closure of 19 of the Company's existing stores that were located in the same trade areas as Acquired Stores.

     The Company incurred $1.8 million of costs related to the remediation of its corporate merchandising systems as a contingency plan to meet Year 2000 readiness requirements (see "Impact of the Year 2000" below).

     Depreciation and amortization expense was $11.8 million in Fiscal 1999 compared to $7.1 million in Fiscal 1998, an increase of $4.7 million. The increase is principally related to costs for the Acquired Stores of $2.7 million and the write-down of fixed assets of $0.8 million in connection with the closure of 19 of the Company's existing stores that were located in the same trade areas as Acquired Stores.

  Income From Operations

     Income from operations for Fiscal 1999, on a consolidated basis, was $13.3 million as compared to $12.0 million for Fiscal 1998, representing an improvement of $1.3 million.

     Excluding the Acquired Stores, income from operations in Fiscal 1999 decreased $5.5 million from the prior fiscal year. The decrease was principally due to non-recurring costs totaling $6.3 million and the decrease in rental revenue, all of which were partially offset by higher sale merchandise revenue and a higher gross profit ratio on sale merchandise revenues. The non-recurring costs of $6.3 million include the following: a charge for store closure reserve-existing stores ($2.9 million), the Year 2000 remediation ($1.8 million), the integration costs related to the Acquisition ($0.8 million), and the write-down of fixed assets related to the store closures ($0.8 million). Excluding these non-recurring costs, income from operations would have increased by $0.8 million versus the prior fiscal year.

  Interest Expense

     Interest expense for Fiscal 1999 was $3.5 million, versus $0.5 million for Fiscal 1998, an increase of $3.0 million. The $3.0 million increase is partially attributable to a one-time fee of $0.9 million that the Company paid to Cerberus Capital Management, L.P. for a commitment to provide a bridge loan to finance the acquisition of Blockbuster Music if the permanent financing was not in place at the time of the Acquisition. Also contributing to the increase, the Company incurred interest expense of $1.6 million under its revolving line of credit with Congress Financial Corporation (Western) for Fiscal 1999.

  Interest Income

     Interest income for Fiscal 1999 was $2.3 million, an increase of $0.7 million from $1.6 million for Fiscal 1998. This was the result of interest earned on short-term investments of excess cash.

  Income Taxes

     The Company recorded a tax provision of $5.0 million for Fiscal 1999 versus a tax provision of $5.4 million for Fiscal 1998. The tax provision for Fiscal 1999 represents an effective rate of 41.6% compared to 41.1% for Fiscal 1998.

  Priority Pre-Petition Tax Claims

     Under the provisions of the Reorganization Plan, the Company assumed all allowed tax claims entitled to priority under Bankruptcy Code Section 507(a)(8) and is to pay such priority tax claims six years after the assessment of the tax, plus interest. The Company had disputed one of the priority tax claims, with the California Franchise Tax Board. The Company is currently in discussions with the California Franchise Tax Board to resolve the remaining outstanding issues. The Company believes that it has made adequate provisions in the financial statements for this claim.

     YEAR ENDED JANUARY 31, 1998 COMPARED TO YEAR ENDED JANUARY 31, 1997

  Revenues

     Net revenues were $327.4 million and $365.5 million for Fiscal 1998 and Fiscal 1997, respectively. The decrease of $38.1 million or 10.4% was principally due to the closing of 20 stores and the elimination of rental activity in an additional 25 stores during Fiscal 1998. On a same-store basis, overall revenues were approximately flat as increases in same-store merchandise sales revenues were offset by decreases in same-store rental revenues.

     Sale merchandise revenues were $276.1 million and $295.5 million during Fiscal 1998 and Fiscal 1997, respectively, representing a decrease of 6.5%, which was largely due to the closing of unprofitable stores. On a same-store basis, there was a 4.5% increase in sales merchandise revenue. (See table in Item 1 -- "Business -- Sale And Rental Revenue By Category"). The increase in same-store sale merchandise revenue was principally due to better industry-wide new "hit" releases and the favorable impact of competitor store closures in Fiscal 1998.

     Rental revenue includes the rental of videocassettes, video games and game players, DVDs and audiocassette books. At January 31, 1998, approximately 72% of the Company's stores offered videocassettes and other products for rent versus approximately 84% at January 31, 1997. Rental revenue for Fiscal 1998 was $51.3 million, a decrease of 26.8% from Fiscal 1997 and a decrease of 20.6% on a same-store basis. The Company believes that these decreases are attributable to a number of factors, including the reduction in the number of stores offering rental products, lack of strength in "hit" releases in all rental categories, continued competition, and a general softening in rental consumer spending nationwide.

  Cost of Revenue

     Cost of sale merchandise revenue decreased $19.4 million to $176.1 million for Fiscal 1998, as compared with $195.5 million for Fiscal 1997. As a percentage of sale merchandise revenue, cost of sale merchandise revenue decreased 2.4% to 63.8% for Fiscal 1998 versus 66.2% for Fiscal 1997. The gross profit percentage for sale merchandise product was 36.2% and 33.8% for Fiscal 1998 and Fiscal 1997, respectively. The 2.4% decrease in cost of sale merchandise revenue as a percentage of sale merchandise revenue was principally due to lower obsolescence costs and higher prompt payment discounts on merchandise inventory purchases.

     Cost of rentals, including amortization, decreased $6.6 million to $27.4 million for Fiscal 1998 as compared with $34.0 million for Fiscal 1997. As a percentage of rental revenue, cost of rentals increased to 53.4% for Fiscal 1998 from 48.5% for Fiscal 1997, an increase of 4.9%. The gross profit percentage for rental revenue was 46.6% and 51.5% for Fiscal 1998 and Fiscal 1997, respectively. The 4.9% increase in cost of rentals was primarily due to higher amortization costs incurred due to the change in amortization policy adopted by the Company as of January 31, 1997 and, to a lesser extent, the decline in rental efficiency resulting from rental revenue decreases. New Wherehouse amortizes rental inventory using the straight-line method over a three-month period with a salvage value of $3.00 per videocassette, whereas Old Wherehouse amortized rental inventory over three years for videocassettes and two years for video games for Fiscal 1997. If Old Wherehouse had adopted the more accelerated method of amortization as of January 31, 1996, amortization costs would have been higher (and gross profit would have been lower) for Fiscal 1997.

     Sale merchandise, including ticket commissions, as a percent of aggregate net revenues increased to 84.3% in Fiscal 1998 from 80.8% in Fiscal 1997, principally due to the reduction in the number of stores offering videocassettes and other products for rent.

  Operating Expenses

     SG&A expenses were $111.9 million and $145.4 million for Fiscal 1998 and Fiscal 1997, respectively, a decrease of $33.5 million, or 23.0%. As a percentage of aggregate net revenues, SG&A expenses were 34.2% and 39.8% for Fiscal 1998 and Fiscal 1997, respectively, a decrease of 5.6%. The change was primarily due to decreases, as a percentage of revenue, in rent, payroll, other occupancy costs, and other store and corporate expenses.

  Income From Operations

     Income from operations was $12.0 million for Fiscal 1998, as compared with a loss of $9.4 million for Fiscal 1997. The increase in operating profit resulted primarily from the decrease in SG&A expenses, combined with the decrease in cost of sales, both of which were partially offset by a higher cost of rentals as a percent of rental revenue.

  Interest Expense

     Interest expense decreased $0.5 million to $0.5 million for Fiscal 1998 versus $1.0 million for Fiscal 1997.

  Interest Income

     Interest income for Fiscal 1998 was $1.6 million, an increase of $1.3 million from $0.3 million for Fiscal 1997 due to the improved operating profits which generated sufficient cash flow to fund operations without utilizing the Company's revolving line of credit.

  Income Taxes

     The Company recorded an income tax provision of $5.4 million for Fiscal 1998 but did not record a tax provision for Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During Fiscal 1999, the Company's net cash provided by operating activities was $55.4 million, as compared to $59.9 million for the prior fiscal year, a decrease of $4.5 million or 7.5%. The decrease in cash flow from operations was primarily due to lower cash provided from net working capital changes.

     Net cash used in investing activities was $128.7 million for Fiscal 1999. The purchase of the Blockbuster Music Stores represented the primary use of cash in investing activities during this period. Net of cash acquired, the Company paid $116.5 million in connection with the Acquisition. In addition, the Company made capital expenditures totaling $11.2 million for the acquisition of property, equipment and improvements related to the opening of 8 new stores and to support its new merchandising initiatives. Financing of capital expenditures has generally been provided by cash from operations and borrowings under the Congress Facility described below.

     Net cash provided from financing activities was $33.6 million for Fiscal 1999, as compared to cash used for financing of $6.7 million for Fiscal 1998. The increase of $40.3 million was primarily due to the loan used to finance the Acquisition, partially offset by $1.2 million in payments on capital lease obligations and long-term debt and $2.1 million related to the settlement of certain pre-petition claims.

     In connection with the Blockbuster Music Acquisition, the Company entered into an amended loan agreement with Congress Financial Corporation (Western) that provides a revolving credit line of up to $165.0 million including a letter of credit subfacility of $10.0 million (the "Congress Facility"). The revolving line of credit under the Congress Facility is divided into two tranches, Tranche A and Tranche B. The Company may borrow up to $155.0 million under Tranche A. Tranche A loans bear an interest rate of prime plus 0.5%, or at the Company's election, an adjusted Eurodollar rate plus 1.75%. The Company's ability to make Tranche A borrowings is subject to borrowing base limitations based upon, among other things, the value of certain eligible merchandise inventory. If there is no availability under the Tranche A line, the Company may borrow up to $10.0 million under the Tranche B line. Tranche B loans bear an interest rate (i) on the first $5.0 million, of prime plus 3.75% or an adjusted Eurodollar rate plus 5.0%, and (ii) on the next $5.0 million, of prime plus 4.75% or an adjusted Eurodollar rate plus 6.0%. In addition to the interest payable, the Company pays an Unused Line Fee. The fee is 0.375% per annum calculated upon the amount by which $120.0 million exceeds the average daily principal balance of the outstanding Tranche A loans and letter of credit during the immediately preceding month, along with 0.5% per annum calculated upon the amount by which $10.0 million exceeds the average daily balance of the outstanding Tranche B loans. The Congress Facility also requires the Company to pay various other fees, including a closing fee ($775,000 for Tranche A and $100,000 for Tranche
B), a syndication fee ($387,000), an annual commitment fee on the Tranche B line ($50,000), and a loan servicing fee ($3,000 per month, plus reasonable out-of-pocket costs and expenses). As of January 31, 1999, there was an outstanding loan balance of $37.3 million and there were no outstanding letters of credit under the Congress Facility.

     Under the loan agreement, dividends may only be paid if, after dividend payment, the sum of (i) the Company's cash and (ii) availability under the Tranche A line, less outstanding and unpaid obligations and certain past due trade payables, exceeds $20 million.

     The Company is subject to risks resulting from interest rate fluctuations as interest on the Company's borrowings under the Congress Facility are based on variable rates. If the Eurodollar rate were to increase 1% in the fiscal year ended January 31, 2000 as compared to the rate at January 31, 1999, the Company's interest expense would increase $0.4 million based on the outstanding balance of the Congress Facility at January 31, 1999.

     The Company believes that the cash on hand, cash flow from operations, the availability of lease financing, as well as borrowings available under its revolving credit facility will be adequate to support the existing operations and the planned capital expenditures of the Company and its subsidiaries for the next twelve-month period.

     The Company expects to make additional payments to creditors, professionals and others of up to $2.1 million under the Reorganization Plan.

     Subsequent to January 31, 1999, the Company has signed one new lease commitment to open a store during the next twelve months.

SEASONALITY AND INFLATION

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

IMPACT OF THE YEAR 2000

     The Company has been actively addressing the internal system concerns related to the Year 2000 ("Y2K") problem, and in January 1999 the Company created a Y2K Project Committee. This committee established guidelines and directs the Y2K efforts. The primary objective of this committee is to ensure the Company's ability to operate with its internal systems in the Year 2000. The secondary objective is to assess all non-Information Technology ("IT") departments and external vendors' state-of-readiness and Y2K compliance.

1) The Company's State of Readiness

     Internal IT Systems -- The Company has purchased new merchandising, financial and distribution center management systems to replace all its major corporate systems, except for POS systems. All the new systems purchased have been confirmed to be Y2K compliant. The projects to implement these new systems are underway. Implementation of these new systems will likely occur in the second and third quarters of Fiscal 2000. The existing POS application software has been remediated, installed at all the current Wherehouse stores and is now Y2K compliant. The existing POS hardware operating system is not Y2K compliant. The Company has approved project funds and identified potential vendors to perform the POS hardware operating system upgrade, which it expects will be completed in the third quarter of Fiscal 2000. The Company intends to convert the Blockbuster Music stores to the Wherehouse POS system in the first half of Fiscal 2000.

     External Vendors -- The Company is aware of significant Y2K remediation work being performed by its major vendors. The Y2K Project Committee initiated communication with the Company's significant suppliers in the first three months of Fiscal 1999 regarding their Y2K readiness. The Company intends to focus extensively on the second tier suppliers in the second quarter of Fiscal 2000.

2) The Costs to Address the Company's Year 2000 Issues

     The Company does not consider the replacement of its corporate systems as a Y2K expense because installation of the new major corporate systems is required to address additional business functionality. The remediation of the existing mainframe-based corporate system is a Y2K contingency measure. Costs relating to the remediation performed as a contingency measure of approximately $1.8 million have been expensed in Fiscal 1999. The Company's internal personnel and other resources performed the POS software remediation. The Wherehouse POS hardware operating system upgrade will cost between $1.5 million and $2.0 million, principally for new POS related hardware. The Company's internal personnel will handle all other projects.

3) The Risks of the Company's Year 2000 Issues

     The Company has completed a detailed risk assessment of its major systems. The Y2K Project Committee is scheduled to complete a detailed risk assessment, which will address other Y2K concerns, in the quarter ending July 31, 1999.

4) The Company's Contingency Plans

     The Company has developed contingency plans for the merchandising, financial, distribution center management, and POS hardware operating systems. New application software will replace the merchandising, financial, and distribution center management systems, and remediation will be done on the POS hardware operating system. As a contingency plan, the Company has contracted with an outside firm to remediate the existing corporate merchandising system. The Company has a contingency plan to remediate the current warehouse management system software in the event that installation of the newly acquired warehouse management system fails. The Company is in the process of preparing a contingency plan in the event the installation of the new financial system, which is widely used by retailers, is delayed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to risks resulting from interest rate fluctuations as interest on the Company's borrowings under the Congress Facility are based on variable rates. If the Eurodollar rate were to increase 1% in Fiscal 2000 as compared to the rate at January 31, 1999, the Company's interest expense would increase $0.4 million based on the outstanding balance of the Congress Facility at January 31, 1999.

     The Company does not hold any derivative instruments and does not engage in hedging activities. Information about the fair value of financial instruments is included in note 1 of the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedule appearing on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the persons who were directors and executive officers of Wherehouse as of April 30, 1999:

                                                                              AGE AT
               NAME                               POSITION                APRIL 30, 1999
               ----                               --------                --------------
Antonio C. Alvarez, II.............  Chief Executive Officer, Chairman          50
                                     of the Board and Director
Larry C. Gaines....................  Executive Vice President and Chief         51
                                     Operating Officer
Hugh G. Hilton.....................  Executive Vice President, Special          48
                                     Projects and Development
Robert S. Kelleher.................  Executive Vice President, Chief            49
                                     Financial Officer and Assistant
                                     Secretary
Barbara C. Brown...................  Senior Vice President, Store               47
                                     Operations
Robert C. Davenport................  Director                                   32
Jonathan Gallen....................  Director                                   39
Joseph B. Smith....................  Director                                   71
Joseph J. Radecki, Jr..............  Director                                   41

     ANTONIO C. ALVAREZ, II, Chief Executive Officer, Chairman of the Board and Director of Wherehouse since January 30, 1997. Mr. Alvarez is a principal of Alvarez & Marsal, Inc., a New York based management consulting company. Mr. Alvarez's recent experience includes acting as adviser to the bank lenders to Camelot Music, Inc., a mall-based music retailer with over 300 stores. Mr. Alvarez served as Phar-Mor, Inc.'s President and Chief Operating Officer from September 1992 through February 1993, as acting Chief Financial Officer from August 1992 to December 1992, and as Chief Executive Officer from February 1993 through Phar-Mor's emergence from Chapter 11 bankruptcy in October 1995. Mr. Alvarez serves as the Chief Executive Officer, Chairman of the Board and Director of Wherehouse pursuant to a Management Services Agreement between Wherehouse and Alvarez & Marsal, Inc. See Item 11 -- "Executive
Compensation -- Description of Employment Contracts, Termination of Employment and Change in Control Arrangements" below.

     LARRY C. GAINES, Executive Vice President and Chief Operating Officer. Mr. Gaines joined Wherehouse in October 1998 with the Acquisition of Blockbuster Music. He was appointed Executive Vice President and Chief Operating Officer of Wherehouse in March 1999. From January 1998 through October 1998, Mr. Gaines served as President of Blockbuster Music. From 1981 through 1997, Mr. Gaines was with the Musicland Group, serving in several senior management positions, most recently as President of Media Play, a 90-store, big box, full media chain. Previously he was with Cole National Corporation. Mr. Gaines is a member of the board of directors for the National Association of Recording Merchants (NARM).

     HUGH G. HILTON, Executive Vice President, Special Projects and Development. Mr. Hilton commenced serving as Chief Operating Officer in January 1998, and since March 1999 has served as an Executive Vice President, overseeing the Company's Special Projects and Development, including the Company's Internet commerce site operated through Wherehouse.com, Inc. Mr. Hilton is a Managing Director of Alvarez & Marsal, Inc., a New York based management consulting company which he joined in June 1992. Mr. Hilton's most recent experience while at Alvarez & Marsal, Inc. includes serving as Chief Executive Officer at Fedco between April 1996 and April 1997. Prior to joining Alvarez & Marsal, Inc., Mr. Hilton was President of Trinity Pacific Real Estate Services, a commercial real estate consulting firm, which he founded in May 1988. Prior to founding Trinity Pacific, he served as President of Karsten Institutional Realty Advisors (a subsidiary of First Interstate Bancorp), a pension fund advisory firm with $1.2 billion in real estate assets under management.

     ROBERT S. KELLEHER, Executive Vice President, Chief Financial Officer and Assistant Secretary. Mr. Kelleher joined Wherehouse in April 1997 as Senior Vice President and Chief Financial Officer and was appointed Assistant Secretary in September 1997 and Executive Vice President in March 1999. From July 1995 to January 1997, Mr. Kelleher served as Chief Operating Officer and Chief Financial Officer for Kids Mart, Inc., a 180-store chain of children's specialty apparel stores. Kids Mart, Inc. filed for Chapter 11 bankruptcy on January 10, 1997. Prior to that, from November 1980 to June 1995, Mr. Kelleher held various executive positions, most recently President, Chief Operating Officer and Chief Financial Officer with Contempo Casuals, Inc., a 340-store chain of specialty women's apparel stores, then a subsidiary of the Neiman Marcus Group, Inc.

     BARBARA C. BROWN, Senior Vice President, Store Operations. Ms. Brown joined Old Wherehouse in 1973. She became Vice President, Sales and Operations in 1986, was promoted to Senior Vice President in 1991. Prior to 1986, Ms. Brown served in a variety of store operations positions including Store Manager, District Manager, Assistant Vice President, Store Operations, and Associate Vice President, Store Operations.

     ROBERT C. DAVENPORT, Director since November 15, 1996. Mr. Davenport is a Managing Director of Cerberus Capital Management, L.P., a New York based investment fund management firm, a position he has held since February 1996. From March 1994 until February 1996, he was a private investor. From 1990 through 1994, he was with Vestar Capital Partners, Inc. ("Vestar"), an investment fund, where he served as a vice president. Prior to joining Vestar in 1990, Mr. Davenport was an analyst in the Mergers and Acquisitions Group at Drexel Burnham Lambert in New York.

     JONATHAN GALLEN, Director since January 30, 1997. Mr. Gallen is the sole managing member of Pequod LLC, the general partner of Pequod Investments, L.P. Pequod Investments, L.P. is a distressed securities fund which invests in publicly traded debt, private debt, trade claims, large and middle-market bank loans, distressed real estate and public and private equity. Mr. Gallen has served as a member of the Board of Directors of Harvest Foods and Fruehauf Trailer Corporation.

     JOSEPH B. SMITH, Director since January 30, 1997. Mr. Smith is currently the Chairman of Unison Productions, a consulting and production company, a position he has held since April 1994. Mr. Smith served as President and Chief Executive Officer of Capitol Industries-EMI Music, Inc. from 1987 until 1993. Mr. Smith also serves as a director of Westwood One, Inc.

     JOSEPH J. RADECKI Jr., Director since February 20, 1997. Mr. Radecki is a Managing Director of CIBC Oppenheimer Corp., an investment bank. From 1990 to 1998, Mr. Radecki was an Executive Vice President and Director of Financial Restructurings of Jefferies & Company, Inc. From 1983 until 1990, Mr. Radecki was First Vice President in the International Capital Markets Group at Drexel Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations. Mr. Radecki has served as a member of the Board of Directors of Service America Corporation, Bucyrus International, Inc. and ECO-Net.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive officers, and persons holding more than 10% of the Common Stock are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. All of these filing requirements were satisfied during Fiscal 1999, except that (i) Antonio C. Alvarez, II and Bryan Marsal (an individual who may be deemed to beneficially own more than 10% of the Common Stock because he is a principal of A&M Investment Associates #3, LLC ("A&M #3"); see Item 12 -- "Security Ownership of 5% Holders, Directors and Executive Officers" below) inadvertently were late in filing one report each, relating to one transaction; (ii) Jonathan Gallen, a director, was inadvertently late in filing two reports, each relating to one transaction; and (iii) Stephen Feinberg was inadvertently late filing one report relating to one transaction due to an inadvertent duplicate report of a prior purchase.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth, for Fiscal 1999, certain compensation paid by Wherehouse or accrued for such fiscal year, to the Chief Executive Officer ("CEO") and the three next most highly compensated executive officers of the Company (the "Named Executive Officers"). All cash compensation with respect to Antonio C. Alvarez, II and Hugh G. Hilton was paid to Alvarez & Marsal, Inc., a consulting firm of which Antonio C. Alvarez, II is a principal and of which Hugh
G. Hilton is Managing Director. All other compensation paid with respect to Antonio C. Alvarez, II was paid to A&M #3, an affiliate of Alvarez & Marsal, Inc.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM
                                                                               COMPENSATION
                                                                                  AWARDS
                                                  ANNUAL COMPENSATION          ------------
                                            --------------------------------    SECURITIES
                                FISCAL                          OTHER ANNUAL    UNDERLYING     ALL OTHER
                              YEAR ENDED    SALARY     BONUS    COMPENSATION     OPTIONS      COMPENSATION
 NAME & PRINCIPAL POSITION    JANUARY 31,     ($)       ($)        ($)(1)          (#)            ($)
 -------------------------    -----------   -------   -------   ------------   ------------   ------------
Antonio C. Alvarez, II......     1999            --        --     600,000(2)           --            --
  Chairman, Chief                1998            --        --     600,000(2)           --            --
  Executive Officer              1997            --        --     389,452(3)    1,199,151(5)         --
Hugh G. Hilton..............     1999            --        --            (4)             (5)         --
  Executive Vice President,      1998            --        --            (4)             (5)         --
  Special Projects and           1997            --        --          --              --            --
     Development
Robert S. Kelleher..........     1999       175,000    40,000          --          50,000        10,165(6)
  Executive Vice President,      1998       141,346   122,000          --              --           158(7)
  Chief Financial Officer        1997            --        --          --              --            --
Barbara C. Brown............     1999       175,000    30,000          --          28,000        22,334(8)
  Senior Vice President,         1998       175,000    75,000          --              --        12,270(9)
  Store Operations               1997       175,000        --          --              --         3,598(10)

---------------
 (1) In accordance with Commission rules, the compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers which are available generally to all salaried employees of the Company, and certain perquisites and other personal benefits received by the Named Executive Officers that do not in the aggregate exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in this table.

 (2) Mr. Alvarez commenced serving as Chairman of the Board and Chief Executive Officer of Wherehouse pursuant to a Management Services Agreement dated as of January 31, 1997. The Management Services Agreement was extended for one year (to October 14, 2000) pursuant to an extension and amendment thereof dated as of May 14, 1999.

 (3) This amount represents consulting fees paid by the Senior Lenders to Alvarez & Marsal, Inc. prior to January 31, 1997, which amount was reimbursed by New Wherehouse to the Senior Lenders. See "Description of Employment Contracts, Termination of Employment and Change in Control Arrangements" under this Item 11 below.

 (4) Mr. Hilton serves the Company under the Management Services Agreement with Alvarez & Marsal, Inc. In January 1998, Mr. Hilton was appointed Chief Operating Officer by the Board of Directors, and in March 1999, Mr. Hilton was appointed Executive Vice President, Special Projects and Development. The Company did not pay any separate compensation for Mr. Hilton to Alvarez & Marsal, Inc. for Fiscal 1998. Effective February 1, 1998, the Company agreed, pursuant to an amendment to the Management Services Agreement, to compensate Alvarez & Marsal, Inc. separately for Mr. Hilton's services. See
     Item 13 -- "Certain Relationships and Related Transactions."

 (5) In connection with the Management Services Agreement, Wherehouse issued options to purchase 993,380 shares of Common Stock, subject to adjustment, to A&M #3, (an affiliate of Alvarez & Marsal, Inc.) of which Mr. Alvarez is a principal, pursuant to a Non-Transferable Stock Option Agreement dated as of January 31, 1997, as amended. Mr. Hilton possesses a pecuniary interest in A&M Investment Associates #3, LLC. On April 30, 1998, the Option Agreement (defined below) was amended to conform the Agreement to the intent of the parties. Pursuant to the Option Agreement, as amended, and based upon distributions and cash settlements pursuant to the Reorganization Plan, on December 10, 1998 the number of options granted to A&M #3 was adjusted to 1,199,151. See "Stock Options" under this Item 11 below.

 (6) Includes $693 paid on behalf of Mr. Kelleher and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are a $7,200 automobile allowance, $252 of premiums paid for term life insurance and $2,019 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Kelleher.

 (7) Includes $158 paid on behalf of Mr. Kelleher and his family for medical expenses not covered by the Company's group medical insurance plans.

 (8) Includes $4,415 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are a $7,200 automobile allowance, $7,405 of premiums paid for term life insurance and $3,315 for matching contributions to the Company's 401(k) plan made on behalf of Ms. Brown.

 (9) Includes $1,895 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $7,153 of premiums paid for term life insurance and $3,222 for matching contributions to the Company's 401(k) plan made on behalf of Ms. Brown.

(10) Includes $1,538 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $310 of premiums paid for term life insurance and $1,750 for matching contributions to the Company's 401(k) plan made on behalf of Ms. Brown.

STOCK OPTIONS

     In connection with the Management Services Agreement and consummation of the Reorganization Plan, Wherehouse entered into a Non-Transferable Stock Option Agreement (amended on April 30, 1998 to conform the agreement to the intention of the parties) (as so amended, the "Option Agreement") with A&M #3, an affiliate of Alvarez & Marsal, Inc., of which Antonio C. Alvarez, II is a principal. The Option Agreement provides for the grant to A&M #3 of options (the "A&M #3 Options") representing in the aggregate the right to purchase 10% of (i) the shares of Common Stock issued under the Reorganization Plan, (ii) certain shares purchased by A&M #3, and (iii) the shares underlying these options. The A&M #3 Options vested monthly in equal installments through October 31, 1998, and all unexercised A&M #3 Options expire on January 31, 2003, subject to prior termination as set forth in the Management Services Agreement. The exact number of shares underlying these options and the exercise prices will depend on the final resolution of claims under the Reorganization Plan. The Option Agreement provides that such adjustments will be made periodically as deemed practicable. An interim adjustment was made on December 10, 1998 to reflect the resolution of claims as of September 30, 1998. After such adjustment, the A&M #3 Options consist of (i) options to acquire 399,717 shares at an exercise price of $8.80,
(ii) options to acquire 399,717 shares at an exercise price of $10.66, and (iii) options to acquire 399,717 shares at an exercise price of $12.97. The Company presently estimates that after all adjustments, the A&M #3 Options will consist of (i) options to acquire 407,667 shares at an exercise price of $8.63 per share, (ii) options to acquire 407,667 shares at an exercise price of $10.45 per share, and (iii) options to acquire 407,667 shares at an exercise price of $12.72 per share.

     On April 7, 1998 and on September 18 and 22, 1998, the Company's Compensation Committee granted, and the entire Board of Directors approved, subject to stockholder approval of the Wherehouse 1998 Stock

Incentive Plan and qualification of the offering by the California Commissioner of Corporations (which were obtained on October 21, 1998 and December 7, 1998, respectively) grants of Nonqualified Stock Options for a total of 339,500 shares of Common Stock. See "Option/SAR Grants in Last Fiscal Year" below.

FISCAL YEAR-END OPTION VALUES

     No options were exercised by any of the Named Executive Officers during Fiscal 1999. The following table sets forth certain information with respect to the Named Executive Officers of the Company concerning the number of shares covered by both exercisable and unexercisable stock options held as of January 31, 1999. None of the Named Executive Officers held any stock appreciation rights at such time. No established trading market exists for the Common Stock. As of January 31, 1999, the Company calculated the book value of each share of Common Stock to be $9.02. This book value of $9.02 per share is utilized to calculate the value of unexercised in-the-money options in the table below. The value used is not intended to represent the price at which shares of the Common Stock trade.

                         FISCAL YEAR-END OPTION VALUES

                                 NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                                 OPTIONS AT FY-END(#)                 AT FY-END($)
                               -------------------------        -------------------------
            NAME               EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
            ----               -------------------------        -------------------------
Antonio Alvarez, II..........         1,199,151/0(1)                    $87,934/0(2)
Hugh G. Hilton...............                    (3)                          0/0
Robert S. Kelleher...........            0/50,000(4)                          0/0
Barbara C. Brown.............            0/28,000(4)                          0/0

---------------
(1) Wherehouse entered into the Option Agreement with A&M #3, an affiliate of Alvarez & Marsal, Inc., of which Antonio C. Alvarez, II is a principal. Pursuant to the terms of the Option Agreement, on January 31, 1997, Wherehouse granted to A&M #3 three tranches of options to acquire, in the aggregate, 993,380 shares of Common Stock, subject to adjustment upon certain events. On April 30, 1998, the Option Agreement was amended to conform the agreement to the intent of the parties. Pursuant to the Option Agreement, as amended, and based upon distributions and cash settlements pursuant to the Reorganization Plan, on December 10, 1998, the number of options granted to A&M #3 was adjusted such that the total shares subject to such options was 1,199,151, comprised of: (i) options to acquire 399,717 shares at an exercise price of $8.80, (ii) options to acquire 399,717 shares at an exercise price of $10.66, and (iii) options to acquire 399,717 shares at an exercise price of $12.97. See "Certain Relationships and Related Transactions" under Item 13 below.

(2) As noted above, book value was used to calculate the value of unexercised in-the-money options. If a higher stock value were used to calculate the value of unexercised options at fiscal year-end, the value of unexercised options would be higher, as (i) more options would be "in-the-money," and
    (ii) each in-the-money option would have a higher value.

(3) In connection with the Management Services Agreement, as amended, Wherehouse issued options to purchase 993,380 shares, subject to adjustment and subsequently increased to 1,199,151 shares as described in Note 1 above, of Common Stock to A&M #3 pursuant to the Option Agreement. Mr. Hilton possesses a pecuniary interest in A&M #3. See Item 13 -- "Certain Relationships and Related Transactions."

(4) These ten year options vest, subject to acceleration in certain circumstances, in five equal annual installments beginning on April 7, 1999 and have an exercise price of $12.00 per share.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                   INDIVIDUAL GRANTS                                      POTENTIAL REALIZABLE VALUE
                            --------------------------------                                  AT ASSUMED ANNUAL
                              NUMBER OF     PERCENT OF TOTAL                                 RATES OF STOCK PRICE
                             SECURITIES       OPTIONS/SARS                                     APPRECIATION FOR
                             UNDERLYING        GRANTED TO      EXERCISE OR                      OPTION TERM(1)
                            OPTIONS/SARS      EMPLOYEES IN     BASE PRICE    EXPIRATION   --------------------------
           NAME             GRANTED(2)(3)     FISCAL YEAR        ($/SH)         DATE         5%($)         10%($)
           ----             -------------   ----------------   -----------   ----------   -----------    -----------
Robert S. Kelleher........     50,000             14.6%          $12.00       4/7/2008     $367,563       $940,683
Barbara C. Brown..........     28,000              8.2%          $12.00       4/7/2008     $205,836       $526,782

---------------
(1) The amounts under the columns labeled "5%" and "10%" are included pursuant to certain rules promulgated by the Commission and are not intended to forecast future appreciation, if any, in the price of the Company's Common Stock. The amounts are calculated by using the fair market value of $11.88 per share of Common Stock on the April 7, 1998 grant date (as determined by an appraisal obtained by the Company) and assume annual compounded stock appreciation rates of 5% and 10% over the full 10-year term of the options. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. As set forth in note 2 below, the option grants vest equally over a 5-year period and the reported amounts are based on the assumption that the named persons hold the options granted for their full 10-year term. The actual value of the options will vary in accordance with the market price of the Company's Common Stock.

(2) Stock options were granted under the Wherehouse 1998 Stock Incentive Plan at exercise prices deemed not to be less than the fair market value at the time of the grant. All options described in this table were to vest in five equal installments on the anniversary of the grant date over a 5-year period. Vested but unexercised options expire 6 months after a termination of employment due to retirement, death or total disability; immediately upon any termination of the individual's employment "for cause"; and 30 days after a termination of employment for any other reason. Generally, upon a Change in Control Event, each option will become immediately exercisable. A Change in Control Event under the Wherehouse 1998 Stock Incentive Plan generally includes (subject to certain exceptions) (i) a more than 50% change in ownership of the Company; (ii) certain changes in a majority of the Board of Directors; (iii) certain mergers or consolidations approved by the Company's stockholders; or (iv) stockholder approval of a liquidation of the Company or sale of substantially all of the Company's assets. A Change in Control Event could also be triggered if any new person acquires greater than 30% ownership, and certain 5% owners (see Item 12 -- "Security Ownership of 5% Holders, Directors and Executive Officers" below) do not retain at least 30%.

(3) This table does not include the adjustment to the number of shares subject to the options granted to A&M #3 pursuant to the adjustment provisions of the Option Agreement, as amended. See "Item 13 -- Certain Relationships and Related Transactions" below.

COMPENSATION OF DIRECTORS

     Two non-employee members of the Board of Directors, Messrs. Radecki and Smith, each received a fee of $5,000 per attended meeting for his services and were reimbursed for reasonable expenses incurred in connection with their attending Board meetings. Messrs. Alvarez, Gallen and Davenport were not paid any additional compensation for their services as directors.

DESCRIPTION OF EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     Antonio C. Alvarez, II serves as Chairman of the Board and Chief Executive Officer, Hugh Hilton serves as Executive Vice President, Special Projects and Development, Karen Marsal serves as Vice President, Purchasing and Administrative Services, Mark Alvarez serves as Vice President, Latin Merchandising and Sudhir Aggarwal serves as Director of Business Development, all pursuant to a Management Services Agreement, dated as of January 31, 1997, as amended February 1, 1998, April 30, 1998 and May 13, 1999, among Wherehouse, Alvarez & Marsal, Inc. ("A&M"), Antonio C. Alvarez, II, the Support Employees described therein, A&M #3 and Cerberus Partners, L.P. (the "Management Services Agreement"). Under the Management Services Agreement, A&M currently receives (i) $600,000 annually as compensation for the services of Antonio C. Alvarez, II and the services of other personnel supplied by A&M as needed, (ii) $200,000 annually as compensation for the services of Mr. Hilton, and (iii) an aggregate of $375,000 annually as compensation for the services of Ms. Marsal, Mr. Mark Alvarez and Mr. Aggarwal. A&M is also eligible to receive a discretionary incentive bonus for the services of Mr. Hilton, not to exceed an annual amount of $80,000, and discretionary bonuses up to an annual aggregate amount of $150,000 for the services of Ms. Marsal, Mr. Mark Alvarez and Mr. Aggarwal. For Fiscal 1999, the discretionary bonus paid to A&M for the services of Mr. Hilton, was $52,444, and the discretionary bonus paid to A&M for the services of Ms. Marsal and Mr. Mark Alvarez totaled $65,666. The Management Services Agreement, as amended, now provides that it will expire on October 14, 2000, subject to further extension or earlier termination under certain conditions. Mr. Mark Alvarez is the son of Antonio C. Alvarez, II.

     Prior to the effective date of the Reorganization Plan, Antonio C. Alvarez, II served as a consultant to the Senior Lenders pursuant to a letter agreement dated as of October 14, 1996 between A&M, Antonio C. Alvarez, II and the Senior Lenders (the "Interim Agreement"). Pursuant to the Interim Agreement, the Senior Lenders agreed to pay A&M a consulting fee of $50,000 per month plus the hourly fees of those employees of A&M providing assistance to Antonio C. Alvarez, II in the performance of his consulting responsibilities. The Senior Lenders paid $389,452 to A&M pursuant to the Interim Agreement prior to January 31, 1997. Under the Management Services Agreement, New Wherehouse agreed to reimburse, and has reimbursed, the Senior Lenders for the amounts paid by the Senior Lenders to A&M pursuant to the Interim Agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee consists of Messrs. Davenport, Radecki, and Smith. None of the members of the Compensation Committee is or has been an officer or employee of the Company. Mr. Radecki is currently Managing Director of CIBC Oppenheimer Corp., an investment bank. CIBC Oppenheimer Corp. acted as a financial advisor to the Company during 1998 with respect to the Acquisition of Blockbuster Music, and, pursuant to an engagement letter dated September 22, 1998, received a fee of $600,000, plus expenses, upon completion of the Acquisition.

     Mr. Davenport is a Managing Director of Cerberus Capital Management, L.P. In 1998, the Company paid a onetime fee of $0.9 million to Cerberus Capital Management, L.P., an affiliate of Cerberus Partners, L.P., for a commitment to provide a bridge loan to finance the acquisition of Blockbuster Music in the event that permanent financing was not in place at the time of the Acquisition.

ITEM 12. SECURITY OWNERSHIP OF 5% HOLDERS, DIRECTORS AND EXECUTIVE OFFICERS

     The Common Stock is the only outstanding class of voting securities of the Company. The following table sets forth, as of April 27, 1999, the number and percentage of shares of Common Stock beneficially owned by (i) each person known to Wherehouse to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of Wherehouse, (iii) each Named Executive Officer, and (iv) all directors and executive officers of Wherehouse as a group. Unless otherwise indicated in a footnote, each person listed below possesses sole voting and investment power with respect to the shares indicated as beneficially owned by him or her, subject to community property laws where applicable. The percentage of ownership in the following table does not include the additional estimated 86,500 shares that may be issued pursuant to the Reorganization Plan after April 27, 1999.

                                                                              PERCENTAGE OF
                                                     NUMBER OF SHARES              ALL
                                                    BENEFICIALLY OWNED         COMMON STOCK
                       NAME                               (1)(2)              OUTSTANDING(3)
                       ----                         ------------------        --------------
Stephen Feinberg..................................      7,099,282(4)               55.6%
450 Park Avenue, 28th Floor
New York, New York 10022
Antonio C. Alvarez, II............................               (5)
c/o Wherehouse Entertainment, Inc.
19701 Hamilton Avenue
Torrance, California 90502-1334
AND
Bryan Marsal......................................               (6)
c/o Alvarez & Marsal, Inc.
599 Lexington Avenue, Suite #2700
New York, New York 10022-4802
A&M Investment Associates #3, LLC.................      2,278,387(7)               17.9%
c/o Alvarez & Marsal, Inc.
599 Lexington Avenue, Suite #2700
New York, New York 10022-4802
A&M Investment Associates #4, LLC.................        385,542(8)                3.0%
A&M Investment Associates #8, LLC.................         16,000(9)                   *
                                                        ---------                 -----
          Total for Antonio C. Alvarez, II and
            Bryan Marsal..........................      2,679,929(5)(6)            21.0%
Robert C. Davenport...............................              0(10)                 0
Jonathan Gallen...................................        435,195(11)               3.4%
Joseph B. Smith...................................              0                     0
Joseph J. Radecki, Jr. ...........................              0                     0
Hugh G. Hilton....................................              0(7)                  0
Robert S. Kelleher................................         10,000(12)                  *
Barbara C. Brown..................................          5,600(13)                  *
All Directors and Executive Officers, as a group
  (9 persons).....................................      3,130,724                  24.5%

---------------
  *  Less than 1%.

 (1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes sole or shared voting or investment power with respect to securities. Except as otherwise noted below and subject to community property laws where applicable, each person named reportedly has sole voting and dispositive power with respect to all shares of Common Stock shown as beneficially owned by such person. On April 27, 1999, there were 10,729,710 shares of Common Stock outstanding.

 (2) The number of shares listed as beneficially owned by each named person (and the directors and executive officers as a group) includes shares of Common Stock underlying options, warrants and rights (including conversion rights) exercisable as of or within 60 days after April 27, 1999, as follows:

     A&M Investment Associates #3, LLC...........................  1,199,151
       Antonio C. Alvarez, II, Bryan Marsal
     Jonathan Gallen.............................................    161,666
     Stephen Feinberg............................................     72,687
     Robert S. Kelleher..........................................     10,000
     Barbara C. Brown............................................      5,600
                                                                   ---------
     All Directors and Executive Officers as a Group (9
       persons)..................................................  1,376,417

 (3) The percent of Common Stock outstanding is based upon (i) the 10,729,710 shares of Common Stock issued and outstanding at April 27, 1999, plus (ii) the 776,000 warrants issued under the Reorganization Plan, plus (iii) the 1,199,151 shares underlying the A&M Options, plus (iv) all employee stock options that are exercisable within 60 days of April 27, 1999. In connection with the Reorganization Plan, holders of Old Wherehouse's Senior Subordinated Notes received three tranches of warrants to purchase shares of Common Stock (the "Warrants"). The Tranche A Warrants represent the right to purchase 576,000 shares of Common Stock at an exercise price of $2.38 per share and have a five year maturity. The Tranche B Warrants represent the right to purchase 100,000 shares of Common Stock at an exercise price of $9.00 per share and have a seven year maturity. The Tranche C Warrants represent the right to purchase 100,000 shares of Common Stock at an exercise price of $11.00 per share and have a seven year maturity (each Warrant is exercisable for one share of the Common Stock).

 (4) This information was obtained from a Schedule 13D-Amendment No. 2 filed with the Commission regarding Mr. Feinberg's beneficial ownership as of September 29, 1998. Ownership is described as follows: Cerberus Partners, L.P., a Delaware limited partnership, owns 1,670,222 shares of Common Stock and 4,959 Warrants; Cerberus International, Ltd., a corporation organized under the laws of the Bahamas, owns 1,962,182 shares of Common Stock and 32,280 Warrants; Ultra Cerberus Fund, Ltd., a corporation organized under the laws of the Bahamas, owns 156,583 shares of Common Stock and 7,291 Warrants, all over which Mr. Feinberg possesses sole voting and dispositive power. Various other private investment funds for which Mr. Feinberg possesses dispositive authority over the securities of the Company own in the aggregate 3,237,608 shares of the Common Stock and 28,157 Warrants.

 (5) As disclosed on a Schedule 13D -- Amendment No. 2 filed with the Commission on April 13, 1999, and on a Form 5 filed with the Commission on March 17, 1999, Antonio C. Alvarez, II is a managing member of A&M #3, A&M #4 (as defined below), and A&M #8 (as defined below), and therefore may be deemed to be the beneficial owner of Common Stock held by any one or more of these entities. Mr. Alvarez disclaims beneficial ownership of the shares held by A&M #3, A&M #4, and A&M #8, except to the extent of his pecuniary interest therein.

 (6) As disclosed on a Schedule 13D -- Amendment No. 2 filed with the Commission on April 13, 1999, and on a Form 5 filed with the Commission on March 17, 1999, Bryan Marsal is a managing member of A&M #3, A&M #4 (as defined below), and A&M #8 (as defined below), and therefore may be deemed to be the beneficial owner of Common Stock held by any one or more of these entities. Mr. Marsal disclaims beneficial ownership of the shares held by A&M #3, A&M #4, and A&M #8, except to the extent of his pecuniary interest therein.

 (7) A&M #3 is a Delaware limited liability Company. The share total includes A&M #3 Options to purchase 1,199,151 shares of Common Stock, exercisable within 60 days of April 27, 1999. The A&M #3 Options are subject to adjustment. Pursuant to the adjustment provisions of the Option Agreement, on December 10, 1998, an interim adjustment was made as is described in
     Item 13 -- "Certain Relationships and Related Transactions" below. Mr. Hilton possesses a pecuniary interest in A&M #3. Mr. Hilton disclaims beneficial ownership of shares of Common Stock held by A&M #3, except to the extent of his pecuniary interest therein.

 (8) A&M Investment Associates #4, LLC is a Delaware limited liability Company ("A&M #4").

 (9) A&M Investment Associates #8, LLC is a Delaware limited liability Company ("A&M #8").

(10) Mr. Davenport is a managing director of Cerberus Capital Management, L.P., an affiliate of Cerberus Partners, L.P. and may be deemed to be the beneficial owner of all of the shares of Common Stock held by Cerberus Partners, L.P. Mr. Davenport disclaims any beneficial ownership in the shares of Common Stock held by Cerberus Partners, L.P.

(11) Mr. Gallen is the managing member of Pequod LLC, the general partner of Pequod Investments, L.P., which beneficially owns 217,596 shares of Common Stock, including 80,832 Warrants. Mr. Gallen is also President of Ahab Capital Management, Inc., which is an investment advisor to Pequod International, Ltd. Pequod International, Ltd. is the beneficial owner of 217,599 shares of Common Stock, which total includes 80,834 Warrants. As such, Mr. Gallen may be deemed to be the beneficial owner of the shares of Common Stock and Warrants held by Pequod Investments, L.P. and Pequod

     International, Ltd. Mr. Gallen has sole voting and investment power over Common Stock owned by Pequod Investments, L.P. and Pequod International, Ltd. Mr. Gallen disclaims beneficial ownership in the shares of Common Stock held by Pequod Investments, L.P. and Pequod International, Ltd., except to the extent of his pecuniary interest therein.

(12) Mr. Kelleher has a right to acquire 10,000 shares of Common Stock pursuant to stock options exercisable as of or within 60 days after April 27, 1999 that were issued pursuant to the Wherehouse Entertainment, Inc. 1998 Stock Incentive Plan.

(13) Ms. Brown has a right to acquire 5,600 shares of Common Stock pursuant to stock options exercisable as of or within 60 days after April 27, 1999 that were issued pursuant to the Wherehouse Entertainment, Inc. 1998 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Antonio C. Alvarez, II serves as Chairman of the Board and Chief Executive Officer, Hugh Hilton serves as Executive Vice President, Special Projects and Development, Karen Marsal serves as Vice President, Purchasing and Administrative Services, Mark Alvarez serves as Vice President, Latin Merchandising and Sudhir Aggarwal serves as Director of Business Development, all pursuant to a Management Services Agreement, dated as of January 31, 1997, as amended February 1, 1998, April 30, 1998 and May 13, 1999, among Wherehouse, Alvarez & Marsal, Inc. ("A&M"), Antonio C. Alvarez, II, the Support Employees described therein, A&M #3 and Cerberus Partners, L.P. (the "Management Services Agreement"). Under the Management Services Agreement, A&M currently receives (i) $600,000 annually as compensation for the services of Antonio C. Alvarez, II and the services of other personnel supplied by A&M as needed, (ii) $200,000 annually as compensation for the services of Mr. Hilton, and (iii) an aggregate of $375,000 annually as compensation for the services of Ms. Marsal, Mr. Mark Alvarez and Mr. Aggarwal. A&M is also eligible to receive a discretionary incentive bonus for the services of Mr. Hilton, not to exceed an annual amount of $80,000, and discretionary bonuses up to an annual aggregate amount of $150,000 for the services of Ms. Marsal, Mr. Mark Alvarez and Mr. Aggarwal. For Fiscal 1999, the discretionary bonus paid to A&M for the services of Mr. Hilton, was $52,444, and the discretionary bonus paid to A&M for the services of Ms. Marsal and Mr. Mark Alvarez totaled $65,666. The Management Services Agreement, as amended, now provides that it will expire on October 14, 2000, subject to further extension or earlier termination under certain conditions. Mr. Mark Alvarez is the son of Antonio C. Alvarez, II.

     Pursuant to the Management Services Agreement and a Stock Subscription Agreement dated as of January 31, 1997 (the "Stock Subscription Agreement"), Wherehouse agreed to sell, and A&M #3 agreed to buy at a purchase price of $6,340,000 ($1,000,000 in cash from A&M #3's funds, plus a secured recourse promissory note in the principal amount of $335,000 and a secured non-recourse promissory note in the amount of $5,005,000 (collectively, the "Promissory Notes")) 1,100,000 shares of the Common Stock (the "A&M Shares") (subject to adjustment upward or downward to represent 10% of the sum of (i) the shares of Common Stock ultimately issued under the Reorganization Plan plus (ii) the number of shares of Common Stock issued to A&M #3). The Management Services Agreement provides that the number of A&M Shares are to be adjusted periodically, as practicable, based on the shares issued under the Reorganization Plan. An interim adjustment was made on December 10, 1998 to reflect the issuance of shares under the Reorganization Plan based on the resolution of claims as of September 30, 1998. Based on this interim adjustment, the number of A&M Shares was reduced to 1,079,236. The Company estimates that approximately 8,700 additional A&M Shares will be issued in the future based on the adjustment formula. The Promissory Notes bear interest at 7% per annum during the first four years and 11% per annum during the fifth through seventh years, mature on January 31, 2004 and have no scheduled interest or principal amortization until their maturity date. The Promissory Notes are secured by a first priority pledge of the A&M Shares pursuant to a Stock Pledge Agreement dated as of January 31, 1997.

     In addition, in connection with the Management Services Agreement and consummation of the Reorganization Plan, Wherehouse entered into the Option Agreement, amended on April 30, 1998 (to conform the agreement to the intention of the parties) with A&M #3, an affiliate of Alvarez & Marsal, Inc., of which Antonio C. Alvarez, II is a principal. The Option Agreement provides for the grant to A&M #3 of options representing in the aggregate the right to purchase 10% of (i) the shares of Common Stock issued under the Reorganization Plan, (ii) the A&M #3 Shares, and (iii) the shares underlying these options. The A&M #3 Options vested monthly in equal installments through October 31, 1998 and all unexercised A&M #3 Options expire on January 31, 2003, subject to prior termination as set forth in the Management Services Agreement. The exact number of shares underlying the A&M Options and the exercise price will depend on the final resolution of claims under the Reorganization Plan. The Option Agreement provides that such adjustments will be made periodically as deemed practicable. An interim adjustment was made on December 10, 1998 to reflect the resolution of claims as of September 30, 1998. After such adjustment, the A&M #3 Options consist of (i) options to acquire 399,717 shares at an exercise price of $8.80, (ii) options to acquire 399,717 shares at an exercise price of $10.66, and (iii) options to acquire 399,717 shares at an exercise price of $12.97. The Company presently estimates that after all adjustments, the A&M #3 Options will consist of (i) options to acquire 407,667 shares at an exercise price of $8.63 per share, (ii) options to acquire 407,667 shares at an exercise price of $10.45 per share, and
(iii) options to acquire 407,667 shares at an exercise price of $12.72 per share.

     Wherehouse also granted certain registration rights to A&M #3 with respect to the A&M Shares pursuant to a Registration Rights Agreement dated as of January 31, 1997 (the "A&M Registration Rights Agreement"). Under the A&M Registration Rights Agreement, A&M #3 has the right to make one demand registration and two piggyback registrations in respect of the A&M Shares and shares subject to the A&M Options.

     Wherehouse also granted certain registration rights to the Senior Lenders with respect to the Common Stock acquired by such Senior Lenders under the Reorganization Plan, pursuant to a Registration Rights Agreement dated as of January 31, 1997 (the "Senior Lenders Registration Rights Agreement"). Under the Senior Lenders Registration Rights Agreement, the holders of a requisite number of shares issued to the Senior Lenders have the right to make two demand registrations and to participate in two piggyback registrations in respect of such shares of Common Stock.

     Jefferies & Company, Inc., of which Mr. Radecki was an Executive Vice President and Director of Financial Restructurings, served as the financial consultant to Old Wherehouse in its bankruptcy case, and, prior to Mr. Radecki leaving Jefferies & Company, Inc., it also served as financial advisor to New Wherehouse. Mr. Radecki is currently Managing Director of CIBC Oppenheimer Corp., an investment bank. CIBC Oppenheimer Corp. acted as a financial advisor to the Company during 1998 with respect to the Acquisition of Blockbuster Music, and, pursuant to an engagement letter dated September 22, 1998, received a fee of $600,000, plus expenses, upon completion of the Acquisition.

     In 1998, the Company paid a onetime fee of $0.9 million to Cerberus Capital Management, L.P. for a commitment to provide a bridge loan to finance the acquisition of Blockbuster Music in the event that permanent financing was not in place at the time of the Acquisition. Cerberus Capital Management, L.P. is a limited partnership controlled by Mr. Feinberg, who is a beneficial owner of greater than 5% of the Common Stock of Wherehouse. Mr. Davenport, a Managing Director of Cerberus Capital Management, L.P., is a director of Wherehouse.

     Madeleine LLC, a Delaware limited liability company ("Madeleine"), has entered into a participation agreement with Congress, pursuant to which Madeleine has agreed to purchase a 100% undivided interest in all of Congress's right, title and interest in and to any Tranche B loans. On October 26, 1998, Madeleine received $100,000 of the closing fee for the Congress Facility. Madeleine will receive up to $100,000 annually from Congress as its portion of the annual commitment fee and unused line fee for Tranche B. Stephen Feinberg is the managing member of Madeleine and the general partner of Cerberus Partners, L.P.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.

     1.Financial statements.

       See Index to Financial Statements and Financial Statement Schedule.

     2.Financial statement schedule.

       See Index to Financial Statements and Financial Statement Schedule.

     All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     3. Exhibits

     2.1    Debtors' First Amended Chapter 11 Plan, as Revised for
            Technical Corrections dated October 4, 1996 and Supplemental
            Amendments on December 2, 1996 and December 13, 1996.
            (Incorporated by reference to Exhibits A, B and C of Exhibit
            3.1 of Old Wherehouse's Current Report on Form 8-K dated
            January 22, 1997.)
     2.2    Asset Purchase Agreement dated as of January 31, 1997 among
            Old Wherehouse, WEI and New Wherehouse. (Incorporated by reference to Exhibit 1.4 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)
     2.3 Stock Purchase Agreement dated as of August 10, 1998 by and among New Wherehouse and Viacom International Inc.
            (Incorporated herein by reference to Exhibit 2 of New
            Wherehouse's Quarterly Report on Form 10-Q dated September
            14, 1998).
     3.1 Certificate of Incorporation of New Wherehouse filed with the Delaware Secretary of State on November 15, 1997.
            (Incorporated by reference to Exhibit C of Exhibit A of Exhibit 3.1 of Old Wherehouse's Current Report on Form 8-K dated January 22, 1997.)
     3.2    Certificate of Amendment of Certificate of Incorporation of
            New Wherehouse filed with the Delaware Secretary of State on January 31, 1997. (Incorporated by reference to Exhibit 1.3 of Old Wherehouse's Current Report on Form 8-K dated
            February 12, 1997.)
     3.3    Certificate of Amendment of Certificate of Incorporation of
            Old Wherehouse filed with the Delaware Secretary of State on January 31, 1997. (Incorporated by reference to Exhibit 1.2 of Old Wherehouse's Current Report on Form 8-K dated
            February 12, 1997.)
     3.4    By-laws of New Wherehouse. (Incorporated by reference to
            Exhibit B of Exhibit A of Exhibit 3.1 of Old Wherehouse's
            Current Report on Form 8-K dated January 22, 1997.)
     3.5    Amendment to By-laws of New Wherehouse adopted January 30,
            1997, adopted by Unanimous Written Consent of the Sole
            Director of New Wherehouse. (Incorporated by reference to Exhibit 3.5 of New Wherehouse's Annual Report on Form 10-K dated May 16, 1997.)
     4.1 Tranche A Warrant Agreement dated as of January 31, 1997 between New Wherehouse and United States Trust Company of
            New York, as the Warrant Agent. (Incorporated by reference to Exhibit 4.1 of New Wherehouse's Annual Report on Form
            10-K dated May 16, 1997.)
     4.2 Tranche B Warrant Agreement dated as of January 31, 1997 between New Wherehouse and United States Trust Company of
            New York, as the Warrant Agent. (Incorporated by reference to Exhibit 4.2 of New Wherehouse's Annual Report on Form
            10-K dated May 16, 1997.)
     4.3 Tranche C Warrant Agreement dated as of January 31, 1997 between New Wherehouse and United States Trust Company of
            New York, as the Warrant Agent. (Incorporated by reference to Exhibit 4.3 of New Wherehouse's Annual Report on Form
            10-K dated May 16, 1997.)

     4.4 Registration Rights Agreement dated as of January 31, 1997 among New Wherehouse, Cerberus Partners, L.P., CS First
            Boston Securities Corporation and Bank of America, Illinois.
            (Incorporated by reference to Exhibit 1.14 of Old
            Wherehouse's Current Report on Form 8-K dated February 12,
            1997.)
    10.1 Single Tenant Industrial Lease, dated November 5, 1991, by and between Watson Land Company, as lessor, and Old
            Wherehouse, as lessee. (Incorporated by reference to Exhibit
            10.6 of the Old Wherehouse's Annual Report on Form 10-K for the fiscal year ended January 31, 1992.)
    10.2 Management Services Agreement dated as of January 31, 1997 among New Wherehouse Alvarez & Marsal, Inc., Antonio C.
            Alvarez II, A&M #3, Cerberus Partners, L.P. and the Support
            Employees. (Incorporated by reference to Exhibit 1.5 of Old
            Wherehouse's Current Report on Form 8-K dated February 12,
            1997.)
    10.3 Extension and Amendment to Management Services Agreement dated as of February 1, 1998 among New Wherehouse, Alvarez &
            Marsal, Inc., Antonio C. Alvarez, II and A&M #3.
            (Incorporated by reference to Exhibit 10.3 of New
            Wherehouse's Annual Report on Form 10-K dated May 1, 1998.)
    10.4 Second Amendment to Management Services Agreement dated as of April 30, 1998 among New Wherehouse, Alvarez & Marsal,
            Inc., Antonio C. Alvarez, II and A&M #3. (Incorporated by reference to Exhibit 10.4 of New Wherehouse's Annual Report on Form 10-K dated May 1, 1998.)
    10.5    Secured Recourse Promissory Note dated January 31, 1997 by
            A&M #3 in favor of New Wherehouse in the principal amount of $335,000. (Incorporated by reference to Exhibit 1.6 of Old
            Wherehouse's Current Report on Form 8-K dated February 12,
            1997.)
    10.6 Secured Non-Recourse Promissory Note dated January 31, 1997 by A&M #3 in favor of New Wherehouse in the principal amount of $5,005,000. (Incorporated by reference to Exhibit 1.7 of Old Wherehouse's Current Report on Form 8-K dated February
            12, 1997.)
    10.7    Stock Pledge Agreement dated as of January 31, 1997 between
            A&M #3 and New Wherehouse. (Incorporated by reference to
            Exhibit 1.8 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)
    10.8 Stock Subscription Agreement dated as of January 31, 1997 between New Wherehouse and A&M #3. (Incorporated by reference to Exhibit 1.9 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)
    10.9    Non-Transferable Stock Option Agreement dated as of January
            31, 1997 between New Wherehouse and A&M #3. (Incorporated by reference to Exhibit 1.10 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)
    10.10 First Amendment to Non-Transferable Stock Option Agreement dated as of April 30, 1998 between New Wherehouse and A&M
            #3. (Incorporated by reference to Exhibit 10.10 of New
            Wherehouse's Annual Report on Form 10-K dated May 1, 1998.)
    10.11 Registration Rights Agreement dated as of January 31, 1997 between New Wherehouse and A&M #3. (Incorporated by reference to Exhibit 1.12 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)
    10.12   Letter agreement dated as of October 14, 1996 among Cerberus
            Partners, L.P., CS First Boston Securities Corporation and
            Bank of America, Illinois regarding fees to be paid to Alvarez & Marsal, Inc. (Incorporated by reference to Exhibit
            1.13 of Old Wherehouse's Current Report on Form 8-K dated
            February 12, 1997.
    10.13   Letter agreement dated as of January 31, 1997 between New
            Wherehouse and Cerberus Partners, L.P. regarding the reimbursement of fees paid by Cerberus on behalf of the senior lenders to Alvarez & Marsal, Inc. (Incorporated by reference to Exhibit 1.11 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)

    10.14 Loan and Security Agreement dated as of January 31, 1997 between New Wherehouse and Congress Financial Corporation
            (Western). (Incorporated by reference to Exhibit 1.15 of Old
            Wherehouse's Current Report on Form 8-K dated February 12,
            1997.)
    10.15   Security Agreement dated as of January 31, 1997 between New
            Wherehouse and United States Trust Company of New York, as
            Collateral Agent for certain trade creditors. (Incorporated by reference to Exhibit 1.16 of Old Wherehouse's Current
            Report on Form 8-K dated February 12, 1997.)
    10.16   Intercreditor and Collateral Agency Agreement dated as of
            January 31, 1997 among New Wherehouse, the Trade Creditors named therein and United States Trust Company of New York, as Collateral Agent. (Incorporated by reference to Exhibit
            1.17 of Old Wherehouse's Current Report on Form 8-K dated
            February 12, 1997.)
    10.17 Intercreditor and Subordination Agreement dated as of January 31, 1997 among the Trade Creditors named therein,
            United States Trust Company of New York, as Collateral Agent for the Trade Creditors and Congress Financial Corporation
            (Western). (Incorporated by reference to Exhibit 1.18 of Old
            Wherehouse's Current Report on Form 8-K dated February 12,
            1997.)
    10.18 Security Agreement dated as of January 20, 1997, by and between Mellon US Leasing, a division of Mellon Leasing
            Corporation, successor to United States Leasing Corporation, as Secured Party, and Reorganized Wherehouse. (Incorporated by reference to Exhibit 10.15 of New Wherehouse's Annual
            Report on Form 10-K dated May 16, 1997.)
    10.19 Change of Control Agreements, dated as of July 10, 1995, between Old Wherehouse and each of its executive officers, with schedule required by instruction (2) to item 601(a) of Regulation S-K identifying the parties thereto and certain other details. (Incorporated by reference to Exhibit 10.1 of Old Wherehouse's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995.)
    10.20 Transition License Agreement dated as of October 26, 1998 between Wherehouse Entertainment, Inc., the Blockbuster
            Music subsidiaries, and Blockbuster Entertainment Inc.
            (Incorporated by reference to Exhibit 2.2 of New
            Wherehouse's Current Report on Form 8-K dated November 10,
            1998.)
    10.21 Transition Services Agreement dated as of August 10, 1998 between Wherehouse Entertainment, Inc. and Viacom
            International Inc. (Incorporated by reference to Exhibit 2.3 of New Wherehouse's Current Report on Form 8-K dated
            November 10, 1998.)
    10.22*  Amended and Restated Loan and Security Agreement dated as of
            October 26, 1998 between New Wherehouse and its subsidiaries and Congress Financial Corporation (Western).
    10.23* Intercreditor and Subordination Agreement dated as of October 26, 1998 among the Trade Creditors named therein,
            United States Trust Company of New York, as Collateral Agent for the Trade Creditors, and Congress Financial Corporation
            (Western).
    10.24*  Security Agreement dated as of October 26, 1998 between New
            Wherehouse and United States Trust Company of New York, as
            Collateral Agent for certain trade creditors.
    10.25*  Intercreditor and Collateral Agency Agreement dated as of
            October 26, 1998 among certain subsidiaries of New
            Wherehouse, the Trade Creditors named therein and United
            States Trust Company of New York, as Collateral Agent.
    10.26   Wherehouse Entertainment, Inc. 1998 Stock Incentive Plan.
            (Incorporated by reference to Appendix A of the Company's definitive proxy statement dated September 25, 1998.)
    10.27*  First Amendment to the Amended and Restated Loan and
            Security Agreement dated as of November 30, 1998 between New
            Wherehouse and its subsidiaries and Congress Financial
            Corporation (Western).

    10.28*  Extension and Third Amendment to Management Services
            Agreement dated as of May 13, 1999 among Wherehouse, Alvarez
            & Marsal, Inc., Antonio C. Alvarez II and A&M #3.
    10.29*  Second Amendment to the Amended and Restated Loan and
            Security Agreement dated as of May 14, 1999 between
            Wherehouse and its subsidiaries and Congress Financial
            Corporation (Western).
    27.0*   Financial Data Schedule.

---------------
*  Filed herewith

(b) Current Reports on Form 8-K.

     The Company filed a report on Form 8-K on November 10, 1998, which was amended on January 11, 1999, reporting the acquisition of Blockbuster Music. No other reports on Form 8-K were filed during the fiscal quarter ended January 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WHEREHOUSE ENTERTAINMENT, INC.

Date: May 17, 1999                        By:  /s/ ANTONIO C. ALVAREZ, II

                                            ------------------------------------

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

             /s/ ANTONIO C. ALVAREZ, II                     Chairman of the Board,       May 17, 1999
-----------------------------------------------------      Chief Executive Officer
               Antonio C. Alvarez, II

               /s/ ROBERT S. KELLEHER                     Executive Vice President,      May 17, 1999
-----------------------------------------------------      Chief Financial Officer
                 Robert S. Kelleher

                  /s/ MEHDI MAHDAVI                            Vice President,           May 17, 1999
-----------------------------------------------------             Controller
                    Mehdi Mahdavi                       (Principal Accounting Officer)

               /s/ ROBERT C. DAVENPORT                             Director              May 17, 1999
-----------------------------------------------------
                 Robert C. Davenport

                 /s/ JONATHAN GALLEN                               Director              May 17, 1999
-----------------------------------------------------
                   Jonathan Gallen

                /s/ JOSEPH J. RADECKI                              Director              May 17, 1999
-----------------------------------------------------
                  Joseph J. Radecki

                 /s/ JOSEPH B. SMITH                               Director              May 17, 1999
-----------------------------------------------------
                   Joseph B. Smith

                         WHEREHOUSE ENTERTAINMENT, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Deloitte & Touche LLP, Independent Auditors.......   F-2
Report of Ernst & Young LLP, Independent Auditors...........   F-3
Financial Statements
  Consolidated Balance Sheets at January 31, 1999 and
     1998...................................................   F-4
  Consolidated Statements of Operations for the years ended
     January 31, 1999 and 1998 (New Wherehouse) and for the
     year ended January 31,1997 (Old Wherehouse)............   F-5
  Consolidated Statements of Changes in Shareholders' Equity
     (Deficit) for the years ended January 31, 1999, and
     1998 (New Wherehouse) and for the year ended January
     31, 1997 (Old Wherehouse)..............................   F-6
  Consolidated Statements of Cash Flows for the years ended
     January 31, 1999 and 1998 (New Wherehouse) and for the
     year ended January 31, 1997 (Old Wherehouse)...........   F-7
Notes to Consolidated Financial Statements..................   F-8
Schedule II -- Valuation and Qualifying Accounts............  F-23

All other schedules have been omitted because they are not required under the related instructions or are inapplicable, or because the required information is included elsewhere in the consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Wherehouse Entertainment, Inc.

     We have audited the accompanying consolidated balance sheet of Wherehouse Entertainment, Inc. and subsidiaries as of January 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wherehouse Entertainment, Inc. and subsidiaries at January 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Los Angeles, California
May 14, 1999

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Wherehouse Entertainment, Inc.

     We have audited the accompanying balance sheet of Wherehouse Entertainment, Inc. as of January 31, 1998 (New Wherehouse), and the related statements of operations, shareholders' equity, and cash flows for the year ended January 31, 1998 (New Wherehouse) and the year ended January 31, 1997 (Old Wherehouse). Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wherehouse Entertainment, Inc. at January 31, 1998 (New Wherehouse), and the results of its operations and its cash flows for the year ended January 31, 1998 (New Wherehouse) and the year ended January 31, 1997 (Old Wherehouse), in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Los Angeles, California
April 17, 1998

                         WHEREHOUSE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      JANUARY 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
Current assets (Note 6):
  Cash and cash equivalents.................................  $ 15,009,000    $ 54,720,000
  Receivables, net..........................................     5,207,000       1,296,000
  Inventories, net..........................................   226,648,000      66,750,000
  Other current assets......................................     2,807,000       1,237,000
  Deferred taxes (Note 7)...................................    14,003,000       1,799,000
                                                              ------------    ------------
     Total current assets...................................   263,674,000     125,802,000
Property, equipment, and improvements, net (Notes 4 and
  6)........................................................    68,531,000      17,627,000
Deferred taxes (Note 7).....................................    12,409,000       2,952,000
Intangible assets, net (Notes 1, 2, 3 and 6)................    41,282,000      14,358,000
Other assets, net...........................................     1,845,000         255,000
                                                              ------------    ------------
     Total assets...........................................  $387,741,000    $160,994,000
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and bank overdraft.......................  $114,480,000    $ 30,693,000
  Accrued expenses (Note 5).................................    29,679,000      13,458,000
  Sales taxes payable.......................................     9,304,000       5,621,000
  Store closure reserve -- Acquired stores (Note 1).........    22,612,000         -
  Store closure reserve -- Existing stores (Note 1).........     2,593,000         -
  Income taxes payable......................................     4,607,000       6,312,000
  Reorganization liabilities (Note 2).......................     2,109,000       4,255,000
  Current portion of leases in excess of fair market value
     (Note 1)...............................................     3,271,000         -
  Current portion of capital lease obligations and other
     long-term debt.........................................     4,207,000         193,000
                                                              ------------    ------------
     Total current liabilities..............................   192,862,000      60,532,000
Line of credit (Note 6).....................................    37,349,000         -
Long-term debt (Note 2).....................................     3,837,000       4,048,000
Capital lease obligations (Notes 4 and 9)...................    23,546,000         294,000
Leases in excess of fair market value (Note 1)..............    25,929,000         -
Deferred rent and other long-term liabilities (Note 3)......     6,040,000       4,648,000
                                                              ------------    ------------
     Total liabilities......................................   289,563,000      69,522,000
                                                              ------------    ------------
Commitments and contingencies (Notes 9 and 10)
Shareholders' equity (Note 10):
Preferred stock.............................................       -               -
Common stock................................................       108,000         106,000
Additional paid-in-capital..................................    89,400,000      89,377,000
Retained earnings...........................................    14,758,000       7,702,000
Notes receivable............................................    (6,088,000)     (5,713,000)
                                                              ------------    ------------
     Total shareholders' equity.............................    98,178,000      91,472,000
                                                              ------------    ------------
     Total liabilities and shareholders' equity.............  $387,741,000    $160,994,000
                                                              ============    ============

          See Accompanying Notes to Consolidated Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            NEW WHEREHOUSE          OLD WHEREHOUSE
                                                      ---------------------------   --------------
                                                              YEAR ENDED              YEAR ENDED
                                                              JANUARY 31,            JANUARY 31,
                                                      ---------------------------   --------------
                                                          1999           1998            1997
                                                      ------------   ------------   --------------
Sale merchandise revenue............................  $464,475,000   $276,147,000    $295,453,000
Rental revenue......................................    31,984,000     51,278,000      70,051,000
                                                      ------------   ------------    ------------
  Total revenues....................................   496,459,000    327,425,000     365,504,000
                                                      ------------   ------------    ------------
Cost of sale merchandise revenue....................   309,687,000    176,137,000     195,489,000
Cost of rentals, including amortization.............    16,000,000     27,397,000      33,955,000
                                                      ------------   ------------    ------------
  Total cost of revenues............................   325,687,000    203,534,000     229,444,000
                                                      ------------   ------------    ------------
     Gross profit...................................   170,772,000    123,891,000     136,060,000
Selling, general and administrative expenses........   140,135,000    104,738,000     133,719,000
Integration costs (Note 1)..........................       827,000        -               -
Store closure costs -- Existing stores (Note 1).....     2,869,000        -               -
Year 2000 remediation costs (Note 12)...............     1,842,000        -               -
Depreciation and amortization.......................    11,769,000      7,130,000      11,769,000
                                                      ------------   ------------    ------------
  Income (loss) from operations.....................    13,330,000     12,023,000      (9,428,000)
Interest expense....................................     3,503,000        531,000       1,019,000
Interest income.....................................    (2,258,000)    (1,583,000)       (338,000)
                                                      ------------   ------------    ------------
  Income (loss) before reorganization items, income
     taxes and extraordinary item...................    12,085,000     13,075,000     (10,109,000)
                                                      ------------   ------------    ------------
Reorganization items (Notes 2 and 3)
     Professional fees..............................       -              -             7,207,000
     Provision for store closing costs..............       -              -             6,969,000
     Provision for rejected executory contracts.....       -              -             3,331,000
     Provision for other reorganization costs.......       -              -             2,429,000
                                                      ------------   ------------    ------------
          Total reorganization items................       -              -            19,936,000
                                                      ------------   ------------    ------------
  Income (loss) before income taxes and
     extraordinary item.............................    12,085,000     13,075,000     (30,045,000)
Provision for income taxes..........................     5,029,000      5,373,000         -
                                                      ------------   ------------    ------------
  Income (loss) before extraordinary item...........     7,056,000      7,702,000     (30,045,000)
Extraordinary item:
  Gain on extinguishment of debt (Note 2)...........       -              -           173,765,000
                                                      ------------   ------------    ------------
  Net income........................................  $  7,056,000   $  7,702,000    $143,720,000
                                                      ============   ============    ============
Net income per common share: (Note 8)
  Basic.............................................  $       0.66   $       0.74
                                                      ============   ============
  Diluted...........................................  $       0.61   $       0.71
                                                      ============   ============

          See Accompanying Notes to Consolidated Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                           RETAINED
                                      COMMON STOCK         ADDITIONAL      EARNINGS
                                  ---------------------     PAID-IN      (ACCUMULATED       NOTES
                                    SHARES      AMOUNT      CAPITAL        DEFICIT)      RECEIVABLE        TOTAL
                                  ----------   --------   ------------   -------------   -----------   -------------
Balance, February 1, 1996......           10   $  -       $ 95,671,000   $(251,958,000)  $    -        $(156,287,000)
Net income.....................                                            143,720,000                   143,720,000
Recapitalization and fresh
  start adjustments(Notes 2 and
  3):
  Recapitalization
     adjustment................          (10)              (95,671,000)    108,238,000                    12,567,000
  Issuance of common stock.....    9,157,808     92,000     83,051,000                                    83,143,000
Sale of common stock...........    1,100,000     11,000      6,329,000                    (5,340,000)      1,000,000
                                  ----------   --------   ------------   -------------   -----------   -------------
New Wherehouse balance, January
  31, 1997.....................   10,257,808    103,000     89,380,000         -          (5,340,000)     84,143,000
Issuance of common stock.......      361,393      3,000         (3,000)                                      -
Interest on notes receivable...                                                             (373,000)       (373,000)
Net income.....................                                              7,702,000                     7,702,000
                                  ----------   --------   ------------   -------------   -----------   -------------
Balance, January 31, 1998......   10,619,201    106,000     89,377,000       7,702,000    (5,713,000)     91,472,000
Adjustment of common stock
  (Note 10)....................      (20,764)        --             --                                       -
Issuance of common stock.......      125,628      1,000         (1,000)                                      -
Exercise of warrants...........        5,645      1,000         24,000                                        25,000
Interest on notes receivable...                                                             (375,000)       (375,000)
Net income.....................                                              7,056,000                     7,056,000
                                  ----------   --------   ------------   -------------   -----------   -------------
Balance, January 31, 1999......   10,729,710   $108,000   $ 89,400,000   $  14,758,000   $(6,088,000)  $  98,178,000
                                  ==========   ========   ============   =============   ===========   =============

          See Accompanying Notes to Consolidated Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 NEW WHEREHOUSE            OLD WHEREHOUSE
                                                          -----------------------------    --------------
                                                                   YEAR ENDED                YEAR ENDED
                                                                   JANUARY 31,              JANUARY 31,
                                                          -----------------------------    --------------
                                                              1999             1998             1997
                                                          -------------    ------------    --------------
OPERATING ACTIVITIES:
Net income..............................................  $   7,056,000    $  7,702,000    $ 143,720,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization.........................     11,769,000       7,130,000       11,769,000
  Store closure reserves - Existing stores..............      2,869,000
  Rental amortization included in cost of rentals.......     11,190,000      21,113,000       23,535,000
  Book value of rental inventory dispositions, included
    in cost of rentals..................................      2,044,000       4,886,000        9,454,000
  Deferred taxes........................................     (2,327,000)     (4,751,000)              --
  Gain on extinguishment of debt........................             --              --     (173,765,000)
  Changes in operating assets and liabilities:
    Receivables, net....................................     (3,911,000)        636,000         (349,000)
    Prepaid inventory deposits..........................             --       4,486,000        6,394,000
    Inventories, net....................................     21,742,000      11,841,000       10,730,000
    Other current assets................................        181,000       1,022,000        2,352,000
    Accounts payable, accrued expenses and other
      liabilities.......................................     19,905,000      23,894,000        2,401,000
    Income taxes payable................................     (1,705,000)      6,312,000               --
    Rental inventory purchases..........................    (11,502,000)    (21,195,000)     (33,367,000)
    Other long-term liabilities.........................        617,000       2,648,000               --
    Store closure reserve - Existing stores.............       (276,000)
    Store closure and FMV reserves - Acquired stores....     (2,295,000)
  Changes due to reorganization activities:
    Accrued professional fees...........................                     (3,079,000)       3,227,000
    Provision for store closing costs...................                       (328,000)       3,767,000
    Provision for rejected executory contracts..........             --              --        3,331,000
    Other reorganization items..........................                     (2,460,000)       2,747,000
                                                          -------------    ------------    -------------
         Net cash provided by operating activities......     55,357,000      59,857,000       15,946,000
                                                          -------------    ------------    -------------
INVESTING ACTIVITIES:
Proceeds from sale of assets............................                                       2,464,000
Purchase of property, equipment and improvements........    (11,241,000)     (4,699,000)      (3,785,000)
(Decrease) increase in other assets.....................       (908,000)         85,000
Purchase of Blockbuster Music, net of cash acquired.....   (116,535,000)
                                                          -------------    ------------    -------------
         Net cash used in investing activities..........   (128,684,000)     (4,614,000)      (1,321,000)
                                                          -------------    ------------    -------------
FINANCING ACTIVITIES:
Net borrowings under line of credit.....................     37,349,000              --
Payments on capital lease obligations and long-term
  debt..................................................     (1,237,000)       (696,000)      (2,702,000)
Sale of common stock....................................             --              --        1,000,000
Exercise of warrants....................................         25,000              --               --
Interest on notes receivable............................       (375,000)       (373,000)
Settlement of pre-petition claims.......................     (2,146,000)     (5,632,000)     (14,098,000)
                                                          -------------    ------------    -------------
         Net cash provided by (used in) financing
           activities...................................     33,616,000      (6,701,000)     (15,800,000)
                                                          -------------    ------------    -------------
Net (decrease) increase in cash and cash equivalents....    (39,711,000)     48,542,000       (1,175,000)
Cash and cash equivalents, beginning of year............  $  54,720,000    $  6,178,000    $   7,353,000
                                                          -------------    ------------    -------------
Cash and cash equivalents, end of year..................  $  15,009,000    $ 54,720,000    $   6,178,000
                                                          =============    ============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..............................................  $   2,759,925    $    991,000    $      82,042
  Income taxes..........................................  $   9,089,119    $ $1,362,000    $   1,710,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
  The Company incurred a capital lease obligation of
  $1,863,000 for the purchase of certain equipment
  during 1999.

  During 1999, the Company accrued $775,000 of deferred financing costs incurred in connection with the Revolving Credit Facility (See Note 6).

          See Accompanying Notes to Consolidated Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION AND ACQUISITION

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Wherehouse Entertainment, Inc. and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated. Wherehouse Entertainment, Inc. and all of its subsidiaries are collectively referred to as the Company.

     ACQUISITION

     On October 26, 1998, pursuant to a Stock Purchase Agreement dated as of August 10, 1998 (the "Purchase Agreement"), the Company acquired (the "Acquisition") from Viacom International Inc. (the "Seller"), all of the capital stock of certain retail music subsidiaries of Seller (the "Acquired Business"). The Acquired Business consisted of 378 Blockbuster Music stores in 33 States. The purchase price, which is subject to final adjustment as discussed below, was $127,873,000, including direct acquisition costs. The Purchase Agreement contains a purchase price adjustment mechanism based on working capital, as defined. The Company has delivered to Seller its Notice of Disagreement as to the Seller's calculation of the final purchase price and is currently negotiating with Seller to resolve the difference. The ultimate purchase price may be lower as a result.

     The Acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair values at the Acquisition date based on valuations and other studies. The following is a summary of the acquired assets and liabilities:

Current assets................................  $ 194,748,000
Property, equipment & improvements............     45,982,000
Deferred tax assets, net......................     19,335,000
Goodwill......................................     29,002,000
Accounts payable and accrued expenses.........    (80,657,000)
Store closure and other reserves..............    (24,126,000)
Capital lease obligations.....................    (26,430,000)
Leases in excess of fair market value.........    (29,981,000)
                                                -------------
          Total consideration.................  $ 127,873,000
                                                =============

     The results of operations of the Acquisition are reflected in the accompanying consolidated financial statements from October 26, 1998. Goodwill arising out of the Acquisition is being amortized over 15 years.

     As of the consummation of the Acquisition, senior management began formulating its plan to close certain Blockbuster Music stores which competed in the same trade areas as existing Wherehouse stores (the "Store Closure Plan"). The major action steps of the Store Closure Plan, which was finalized during January 1999, include, among other things, (1) the identification of Blockbuster Music stores for closure, (2) the immediate initiation of lease settlement negotiations, and (3) the establishment of an exit plan for each of the stores. The Store Closure Plan includes the closing of 51 Blockbuster Music stores located in 17 states. The Company has closed 17 of these stores as of January 31, 1999, and 15 additional stores as of April 30, 1999. The Company is negotiating with landlords to terminate the leases on the remaining 19 stores.

     The Company finalized its plans to terminate or relocate 16 corporate employees of the Acquired Business during December 1998. The Company has recorded a provision for severance and relocation of $320,000 as part of purchase price allocation.

                         WHEREHOUSE ENTERTAINMENT, INC.

     The plans noted above are not expected to have a material effect on the Company's operations. The Company recorded accruals in the purchase price allocation as follows:

                                           ACCRUAL AS OF    CHARGES     BALANCE AS OF
                                            OCTOBER 26,     AGAINST      JANUARY 31,
                                               1998         RESERVES        1999
                                           -------------   ----------   -------------
Store closure reserve -- Acquired
  stores(1)..............................   $24,126,000    $1,514,000    $22,612,000
Leases in excess of fair market value....    29,981,000       781,000     29,200,000
                                            -----------    ----------    -----------
          Total..........................   $54,107,000    $2,295,000    $51,812,000
                                            ===========    ==========    ===========

---------------
(1) Consists substantially of lease termination costs.

     In connection with the Acquisition, senior management also began formulating a plan to close 19 Wherehouse stores that competed in the same trade areas as existing Blockbuster Music stores, which was finalized during January 1999. The Company has closed 7 of these stores as of January 31, 1999, 5 additional stores as of April 30, 1999 and is negotiating with landlords to terminate the leases on the remaining 7 stores. The Company recorded a provision to write down the related property, equipment and improvements of $823,000, which amount is included in depreciation and amortization expense in the 1999 consolidated statement of operations. The following is a rollforward of the activity of the store closure reserve -- existing stores:

Store closure reserve -- Existing stores(1)......  $2,869,000
Charges against reserve..........................     276,000
                                                   ----------
Balance at January 31, 1999......................  $2,593,000
                                                   ==========

---------------
(1) Consists substantially of lease termination costs.

     The following unaudited pro forma financial information for the Company gives effect to certain adjustments, including depreciation expense, amortization of goodwill, corporate overhead allocations, interest expense and the related income tax effect of the foregoing adjustments as if the Acquisition had occurred at the beginning of the periods presented:

                                                           YEAR ENDED
                                                  ----------------------------
                                                  JANUARY 31,     JANUARY 31,
                                                      1999            1998
                                                  ------------    ------------
Net revenues....................................  $857,504,000    $918,001,000
Net loss........................................  $(14,234,000    $(43,767,000)
Basic net loss per share........................  $      (1.33)   $      (4.20)
Diluted net loss per share......................  $      (1.23)

     The unaudited pro forma results have been prepared for comparative purposes only and do not purport to represent what the Company's actual results of operations would have been had the Acquisition occurred as of the beginning of the periods presented and are not intended to be a projection of future results or trends.

     In connection with the integration of the Acquired Business, the Company incurred consulting and systems integration costs of $827,000 during 1999. These amounts are included in integration costs in the 1999 consolidated statement of operations.

2. REORGANIZATION UNDER CHAPTER 11

     Wherehouse Entertainment, Inc. ("New Wherehouse" also the Company) was incorporated under the laws of the state of Delaware on November 15, 1996, as WEI Acquisition Co. On January 31, 1997, New

                         WHEREHOUSE ENTERTAINMENT, INC.

Wherehouse acquired substantially all of the assets of Wherehouse Dissolution Co. ("Old Wherehouse"), a Delaware corporation, and its parent company, WEI Holdings, Inc., a Delaware corporation (WEI, and together with Old Wherehouse, the "Debtor"), pursuant to a Chapter 11 plan of reorganization (the "Reorganization").

     On August 2, 1995 (the "Petition Date"), the Debtor filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), seeking to reorganize under Chapter 11 (the "Bankruptcy Case"). Old Wherehouse and WEI continued to manage their respective affairs and operate their businesses as debtors-in-possession while they worked to develop a reorganization plan that would restructure their businesses and allow their emergence from Chapter 11.

     The Plan of Reorganization for the Company's predecessors (the "Reorganization Plan") was confirmed by an order of the Bankruptcy Court entered on January 7, 1997. The effective date of the Reorganization Plan occurred on January 31, 1997 (the "Effective Date"). Since the Effective Date, the Bankruptcy Court has retained jurisdiction over certain claims and other matters relating to the bankruptcy estates of the Company's predecessors, but New Wherehouse has been and is free to carry out its business without oversight by the Bankruptcy Court.

     Several state and local taxing authorities received promissory notes for their claims, due generally six years after the tax assessment date together with interest at 5%. The promissory notes, which amounted to $3,868,000 at each of January 31, 1999 and 1998, are included in long-term debt in the accompanying consolidated balance sheets.

     On January 31, 1997, the Company implemented the accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". This resulted in the use of fresh start reporting, since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Reorganization Plan received less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximated its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Reorganization Plan.

     In connection with the consummation of the Reorganization Plan, the Company recognized an extraordinary gain on extinguishment of pre-petition debt of $173,765,000 during 1997.

     During 1998, the Company revised the preliminary allocation of the fair value of assets and liabilities recorded in the fresh start balance sheet at January 31, 1997. Revisions to the fresh start balance sheet amounts included a decrease to equipment and improvements of approximately $2.7 million, an increase to the reorganization value in excess of amounts allocable to identifiable assets of approximately $6.2 million and an increase of approximately $3.5 million to the recorded amount of reorganization liabilities. The decrease in the carrying amount of equipment and improvements resulted primarily from final appraisals and additional analysis performed during 1998.

3. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     The Company is a national specialty retailer of pre-recorded music, video and other entertainment-related products. Certain of the Company's stores offer video and other products for rental. At January 31, 1999, the Company operated 579 stores in 33 states. The Company is supported by centralized corporate

                         WHEREHOUSE ENTERTAINMENT, INC.

services and the stores have similar economic characteristics, products, customers and retail distribution methods, and as such are reported as a single segment.

FISCAL YEAR

     The Company's fiscal year ends on January 31. References made to 1999, 1998, and 1997 are to the fiscal years ended January 31, 1999, 1998 and 1997, respectively.

USE OF ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of the Revolving Credit Facility is $37,349,000 based on debt with similar terms.

CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents. It is the Company's practice to place its cash equivalents in high quality securities with a financial institution.

INVENTORY

     New Wherehouse carries inventory at the lower of cost or market using the last-in, first-out (LIFO) method. Inventory consists primarily of resaleable pre-recorded music, videocassettes, DVDs, video games and other products. At January 31, 1999 and 1998, inventory valued using LIFO is $1,485,000 and $201,000, respectively, less than the value of the inventory if valued using the first-in, first-out method.

RENTAL INVENTORY

     New Wherehouse amortizes video rental inventory using the straight-line method over a three-month period with a $3 salvage value. Rental inventory has been classified as a current asset in the accompanying consolidated balance sheets as substantially all revenue and cash flow from rentals on hand is expected to be derived within a one-year period. The sell-through of such rental inventory in the year purchased results in additional amortization, which is included in the cost of rentals. Prior to the Reorganization, Old Wherehouse rental inventory was amortized over a period of two years for video games and three years for videocassettes.

DEPRECIATION AND AMORTIZATION

     Fixed assets are stated at cost less accumulated depreciation and amortization, which includes the amortization of assets recorded under capital leases. Fixed assets purchased under capital leases are amortized

                         WHEREHOUSE ENTERTAINMENT, INC.

on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term. Depreciation and amortization of equipment and leasehold improvements is computed on the straight-line method over the following periods:

                                                      YEARS
                                                     -------
Leasehold improvements.............................  2 - 10*
Data processing equipment and software.............  3 - 5
Store and office fixtures and equipment............  1 - 10
Buildings and improvements.........................  5 - 30

---------------
* Amortization over the lesser of related lease term or useful life of the asset.

INTANGIBLE ASSETS

     Goodwill of $29,002,000 resulting from the Acquisition (see Note 1) is being amortized on a straight-line basis over 15 years. Accumulated amortization was $482,000 at January 31, 1999. Reorganization value in excess of amounts allocable to identifiable assets resulting from the Reorganization (see Note 2) is being amortized on a straight-line basis over a period of 10 years.

     Reorganization goodwill consisted of the following at January 31, 1999 and January 31, 1998:

                                         1999          1998
                                      -----------   -----------
Original value......................  $15,953,000   $15,953,000
Accumulated amortization............   (3,191,000)   (1,595,000)
                                      -----------   -----------
Net.................................  $12,762,000   $14,358,000
                                      ===========   ===========

DEFERRED FINANCING COSTS

     In connection with the Acquisition, the Company incurred $1,391,000 of costs related to the Revolving Credit Facility (see Note 6). Such costs are being amortized on a basis that approximates the interest method over the term of the related debt. Accumulated amortization at January 31, 1999 was $133,000.

DEFERRED RENT

     The Company recognizes rent expense on a straight-line basis over the life of the leases. At January 31, 1999 and 1998, deferred rent of $3,265,000 and $2,648,000, respectively, is included in the accompanying consolidated balance sheets.

REORGANIZATION ITEMS

     Reorganization items, recorded in the 1997 statement of operations, include: (a) professional fees relating to legal, accounting and consulting services provided in connection with the Chapter 11 proceedings, (b) costs and expenses associated with the closing of locations, including an estimated accrual for the expected allowed claims related to rejected executory contracts, and estimated losses from the liquidation of inventory from closed stores, (c) the write off of unamortized financing costs and debt discount in order to record debt subject to the Chapter 11 proceedings at par value, (d) employee severance costs and an estimated accrual for contractual obligations under employee change of control agreements and (e) United States trustee fees and other costs of the Chapter 11 proceedings.

                         WHEREHOUSE ENTERTAINMENT, INC.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company follows the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable from cash flows.

STORE PRE-OPENING AND ADVERTISING COSTS

     Store pre-opening and advertising costs are charged to expense as they are incurred.

EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective December 15, 1997, which specifies the computation, presentation, and disclosure requirements for earnings per share. The statement requires that the Company disclose both basic and diluted earnings per share on the face of the statement of operations and reconcile the numerator and denominator of the basic and diluted per share calculations in the notes to the financial statements (see Note 8). Earnings per share for Old Wherehouse have been omitted since it was a wholly owned subsidiary of WEI.

STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company measures compensation expense in accordance with APB 25.

INCOME TAXES

     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company's consolidated financial statements or income tax returns. Management provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and will be effective for the Company's fiscal year ending January 31, 2001. The Company, as of January 31, 1999, has not yet analyzed the impact of adopting the statement.

                         WHEREHOUSE ENTERTAINMENT, INC.

 4. PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements consist of the following at January 31, 1999 and 1998:

                                                       1999           1998
                                                   ------------    -----------
Land.............................................  $    141,000    $   141,000
Buildings and improvements.......................       131,000        131,000
Leasehold improvements...........................    15,849,000      7,852,000
Store and office fixtures and equipment..........    31,986,000      8,970,000
Data processing equipment and software...........    11,795,000      5,722,000
Capital leases...................................    22,021,000              0
                                                   ------------    -----------
                                                     81,923,000     22,816,000
Less accumulated depreciation and amortization...    13,392,000      5,189,000
                                                   ------------    -----------
Property and equipment, net......................  $ 68,531,000    $17,627,000
                                                   ============    ===========

Accumulated amortization related to capital lease assets amounted to $1,492,000 at January 31, 1999.

 5. ACCRUED EXPENSES

     Accrued expenses consists of the following at January 31, 1999 and 1998:

                                                       1999           1998
                                                    -----------    -----------
Gift certificate and credit slips liability.......  $12,273,000    $ 5,475,000
Payroll and related costs.........................    9,493,000      6,307,000
Accrued property taxes............................    4,398,000        102,000
Other.............................................    3,515,000      1,574,000
                                                    -----------    -----------
                                                    $29,679,000    $13,458,000
                                                    ===========    ===========

 6. REVOLVING CREDIT FACILITY

     In connection with the Acquisition (see Note 1), the Company, on October 26, 1998, entered into an amended loan agreement with Congress Financial Corporation (Western) (as subsequently amended, the "Facility"). The Facility provides for a revolving credit line of up to $165,000,000, including a letter of credit subfacility of $10,000,000, for a term of three years, with a year to year renewal thereafter. The revolving line of credit under the Facility is divided into two tranches, Tranche A and Tranche B. The Company may borrow up to $155,000,000 under Tranche A. Tranche A loans bear interest at the prime rate (7.25% at January 31, 1999) plus 0.5%, or at the Company's election, an adjusted Eurodollar rate (5% at January 31, 1999) plus 1.75%. The Company's ability to make Tranche A borrowings is subject to borrowing base limitations based upon, among other things, the value of certain eligible merchandise inventory. If there is no availability under the Tranche A line, the Company may borrow up to $10,000,000 under the Tranche B line. Tranche B loans bear interest (i) on the first $5,000,000, at the prime rate plus 3.75% or an adjusted Eurodollar rate plus 5.0%, and (ii) on the next $5,000,000, at the prime rate plus 4.75% or an adjusted Eurodollar rate plus 6.0%. In addition, the Company pays an unused line fee of 0.375% per annum calculated upon the amount by which $120,000,000 exceeds the average daily principal balance of the outstanding Tranche A loans and letters of credit outstanding during the immediately preceding month, along with 0.5% per annum calculated upon the amount by which $10,000,000 exceeds the average daily principal balance of the outstanding Tranche B loans. As of January 31, 1999, there was an outstanding loan balance of $37,349,000 and there were no outstanding letters of credit.

     The Company, incurred a closing and a syndication fees in connection with the Facility. The closing fee on the Tranche A line was in the amount of $775,000, which was fully earned as of October 26, 1998, but due

                         WHEREHOUSE ENTERTAINMENT, INC.

in three annual installments of $258,000 each starting on October 26, 1999. The closing fee on the Tranche B line of $100,000 was paid on October 26, 1998 in full. The syndication fee of $388,000, which was fully accrued as of October 26, 1998, is due in three annual installments of $129,000 each starting on October 26, 1998

     In addition, the Company pays an annual commitment fee on the Tranche B line of $50,000, payable in advance for each year during which the line is available.

     The Facility is collateralized by substantially all of the assets of the Company.

     Under the Facility, dividends may only be paid if, after the dividend payment, the sum of (i) the Company's cash and (ii) availability under the Tranche A line, less outstanding and unpaid obligations and certain trade payables, exceeds $20,000,000.

 7. INCOME TAXES

     As a result of the purchase by New Wherehouse of substantially all of the assets of Old Wherehouse (see Note 3), a new tax basis equivalent to the fair value of net assets acquired was established. The net operating loss carryovers and other deferred tax assets were used by Old Wherehouse to offset a portion of the gain on the extinguishment of debt. Under the provisions of the Internal Revenue Code, no provision for income taxes was recorded on the remaining gain on the extinguishment of debt. The components of the provision for income taxes are as follows:

                                                 NEW                    OLD
                                              WHEREHOUSE            WHEREHOUSE
                                      --------------------------    -----------
                                              YEAR ENDED            YEAR ENDED
                                             JANUARY 31,            JANUARY 31,
                                         1999           1998           1997
                                      -----------    -----------    -----------
Current:
  Federal...........................  $ 5,667,000    $ 8,243,000    $    -
  State.............................    1,689,000      1,881,000
                                      -----------    -----------    -----------
          Total current.............    7,356,000     10,124,000         -
                                      -----------    -----------    -----------
Deferred:
  Federal...........................   (1,668,000)    (3,920,000)
  State.............................     (659,000)      (831,000)
                                      -----------    -----------    -----------
          Total deferred............   (2,327,000)    (4,751,000)        -
                                      -----------    -----------    -----------
          Total.....................  $ 5,029,000    $ 5,373,000    $    -
                                      ===========    ===========    ===========

     A reconciliation of the difference between the federal statutory tax rate and the effective tax rate is summarized as follows:

                                                         YEAR ENDED JANUARY 31,
                                                        ------------------------
                                                        1999     1998      1997
                                                        -----    -----    ------
Statutory tax rate....................................  35.0%    35.0%     34.0%
Permanent tax differences.............................   1.5      0.3       -
State taxes, net of federal benefit...................   5.8      5.2       -
Other.................................................  (0.7)     0.6       -
Valuation allowance...................................   -        -       (34.0)
                                                        ----     ----     -----
                                                        41.6%    41.1%      -
                                                        ====     ====     =====

                         WHEREHOUSE ENTERTAINMENT, INC.

     The components of net deferred income taxes at January 31, 1999 and 1998 are as follows:

                                                       1999           1998
                                                    -----------    -----------
Net current deferred income tax assets
  (liabilities):
  Merchandise inventory...........................  $ 2,843,000    $ 2,382,000
  Vacation and bonus liabilities..................    1,201,000        814,000
  Other accrued liabilities.......................      833,000        164,000
  Prepaid expenses................................     (293,000)      (125,000)
  Video rental inventory..........................           --     (1,022,000)
  Reorganization expenses.........................     (721,000)      (568,000)
  Cash discounts..................................     (426,000)      (432,000)
  State taxes.....................................      350,000        586,000
  Business Acquisition............................   10,216,000             --
                                                    -----------    -----------
                                                    $14,003,000    $ 1,799,000
                                                    ===========    ===========
Net long-term deferred income tax assets
  (liabilities):
  Reorganization value............................    1,017,000        505,000
  Deferred rent...................................    1,313,000      1,079,000
  Property, equipment and improvements............      106,000      1,368,000
  Business Acquisition............................    9,973,000             --
                                                    -----------    -----------
                                                     12,409,000      2,952,000
                                                    -----------    -----------
          Total net deferred tax assets...........  $26,412,000    $ 4,751,000
                                                    ===========    ===========

     The Company is currently undergoing an audit by the state of California for the years ended January 31, 1992, 1993 and 1994. Management believes that it has made adequate provision in the accompanying consolidated financial statements for these audits. In connection with the Chapter 11 case, the Company agreed to pay certain priority tax claims, including amounts payable to the state of California, and other state taxing authorities, six years from the assessment date of the tax claim. These amounts are reflected in the accompanying consolidated balance sheets as other long-term liabilities.

                         WHEREHOUSE ENTERTAINMENT, INC.

 8. EARNINGS PER SHARE

     The following table is a reconciliation of the basic and diluted earnings per share computations:

                                                    YEAR ENDED     YEAR ENDED
                                                    JANUARY 31,    JANUARY 31,
                                                       1999           1998
                                                    -----------    -----------
Basic EPS Computation:
  Numerator.......................................  $ 7,056,000    $ 7,702,000
  Denominator:
     Weighted average common shares outstanding...   10,690,000     10,421,000
                                                    -----------    -----------
          Total shares............................   10,690,000     10,421,000
                                                    -----------    -----------
Basic EPS.........................................  $      0.66    $      0.74
                                                    ===========    ===========
Diluted EPS Computation:
  Numerator.......................................  $ 7,056,000    $ 7,702,000
  Denominator:
     Weighted average common shares outstanding...   10,690,000     10,421,000
     Incremental shares from assumed exercise of
       warrants...................................      537,000        439,000
     Incremental shares from assumed exercise of
       options....................................      325,000         35,000
                                                    -----------    -----------
          Total shares............................   11,552,000     10,895,000
                                                    -----------    -----------
Diluted EPS.......................................  $      0.61    $      0.71
                                                    ===========    ===========

     Options to purchase 86,000 and 393,300 shares of common stock outstanding during January 31, 1999 and 1998 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Earnings per share for Old Wherehouse have been omitted since it was a wholly owned subsidiary of WEI.

 9. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases all of its retail stores and other facilities under noncancellable lease agreements that expire on various dates through 2017 and provide for renewal options. Certain of these leases have scheduled rent increases or require rent escalations based on the consumer price index and/or provide for payment of the real estate taxes and additional rents based on a percentage of sales. Leases related to certain stores acquired (see Note 1) are reflected as capital leases in the accompanying consolidated balance sheet at January 31, 1999. In addition, the Company leases certain equipment under a capital lease agreement.

                         WHEREHOUSE ENTERTAINMENT, INC.

     Future minimum annual lease payments under operating and capital leases at January 31, 1999, including the modifications resulting from the Chapter 11 proceedings, are payable as follows:

                    YEAR ENDED
                    JANUARY 31,                       OPERATING       CAPITAL
                    -----------                      ------------   -----------
  2000.............................................  $ 61,975,000   $ 5,670,000
  2001.............................................    55,437,000     5,566,000
  2002.............................................    48,021,000     5,194,000
  2003.............................................    40,374,000     4,378,000
  2004.............................................    34,950,000     3,725,000
  Thereafter.......................................    67,466,000     9,767,000
                                                     ------------   -----------
          Total minimum lease payments.............  $308,223,000    34,300,000
                                                     ============   -----------
          Less amounts representing interest.......                   6,980,000
                                                                    -----------
          Present value of minimum lease
            payments...............................                 $27,320,000
                                                                    ===========

     Rental expense charged to operations was $35,961,000, $25,365,000, and $33,159,000 during 1999, 1998 and 1997, respectively. In addition, real estate taxes and additional rents based on percentage of sales were $4,388,000, $2,392,000, and $2,434,000 during 1999, 1998, and 1997, respectively.

     In connection with the Reorganization, the Company converted an equipment lease, previously accounted for as a capital lease, to a note payable, with monthly installments of $12,750 through September 1999.

OTHER

     The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position or results of operations of the Company.

10. SHAREHOLDERS' EQUITY

The Company has the following classes of stock:

     Preferred Stock -- $.01 par value; 3,000,000 shares authorized; none issued.

    Common Stock -- $.01 par value; 24,000,000 shares authorized; 10,729,710 and 10,619,201 issued and outstanding shares at January 31, 1999 and 1998, respectively.

     Pursuant to the Management Services Agreement dated as of January 31, 1997, as amended on February 1, 1998, April 30, 1998 and May 13, 1999 (the "Management Services Agreement") and a Stock Subscription Agreement dated as of January 31, 1997 (the "Stock Subscription Agreement"), the Company agreed to sell, and A&M Investment Associates #3, LLC, an affiliate of Alvarez and Marsal, Inc. ("A&M #3") agreed to buy at a purchase price of $6,340,000 ($1,000,000 in cash from A&M #3's funds, plus a secured recourse promissory note in the principal amount of $335,000 and a secured non-recourse promissory note in the amount of $5,005,000 (collectively, the Promissory Notes), 1,100,000 shares of the common stock (the A&M Shares) (subject to adjustment upward or downward to represent 10% of the sum of (i) the shares of common stock ultimately issued under the Reorganization Plan plus (ii) the number of shares of common stock issued to A&M #3). On December 10, 1998, the A&M Shares were adjusted downward by 20,764, which reduced the total shares to A&M as of January 31, 1999 to 1,079,236. The Promissory Notes bear interest at 7% per annum during the first four years and 11% per annum during the fifth through seventh years, mature on January 31, 2004, and have no scheduled interest and principal amortization

                         WHEREHOUSE ENTERTAINMENT, INC.

until their maturity date. The Promissory Notes are secured by a first priority pledge of the A&M Shares pursuant to a Pledge Agreement dated as of January 31, 1997.

     In addition, New Wherehouse and A&M #3 entered into a Non-Transferable Stock Option Agreement dated as of January 31, 1997, (as amended, the Stock Option Agreement), pursuant to which the Company issued to A&M #3 three tranches of options to purchase shares of common stock (the A&M Options; and, together with the A&M Shares, the A&M Securities) representing in the aggregate the right to purchase an additional 10% of the shares of common stock issued under the Reorganization Plan and the A&M Securities. The first tranche of options represents the right to purchase 399,717 shares of common stock at an exercise price of $8.80. The second tranche of options represents the right to purchase 399,717 shares of common stock at an exercise price of $10.66. The third tranche of options represents the right to purchase 399,717 shares of common stock at an exercise price of $12.97. The A&M Options vest monthly in equal installments through October 31, 1998 and all unexercised A&M Options expire on January 31, 2003, subject to prior vesting or termination as set forth in the Management Services Agreement. The A&M Options are subject to upward adjustment on a quarterly basis as additional shares of common stock related to the Reorganization are issued and are entitled to certain other anti-dilution provisions as set forth in the Stock Option Agreement. The above option amounts and exercise prices have been adjusted for anti-dilution effects through January 31, 1999.

     Under the Reorganization Plan the Company issued three Tranches of warrants to purchase shares of common stock (the "Warrants"). The Tranche A warrants represent the right to purchase 576,000 shares of common stock at an exercise price of $2.38 per share and have a five year maturity. The Tranche B warrants represent the right to purchase 100,000 shares of common stock at an exercise price of $9.00 per share and have a seven year maturity. The Tranche C warrants represent the right to purchase 100,000 shares of common stock at an exercise price of $11.00 per share and have a seven year maturity.

     The Company granted certain registration rights to A&M #3 with respect to the A&M Securities pursuant to a Registration Rights Agreement dated as of January 31, 1997 (the A&M Registration Rights Agreement). Under the A&M Registration Rights Agreement, A&M #3 has the right to make one demand registration and two piggy-back registrations in respect of the A&M Securities.

     The Company also granted certain registration rights to the former Senior Lenders of Old Wherehouse (the "Senior Lenders") as of the Plan Effective Date with respect to the New Common Stock acquired by such Senior Lenders, pursuant to a registration rights agreement dated as of January 31, 1997 (the Senior Lenders Registration Rights Agreement). Under the Senior Lenders Registration Rights Agreement, the holders of a requisite number of shares acquired by the Senior Lenders have the right to make two demand registrations and to participate in two piggy-back registrations in respect of the such shares of New Common Stock.

     During April 1998, the Board of Directors adopted the Wherehouse 1998 Stock Incentive Plan ("Stock Incentive Plan"), which was amended on September 22, 1998 to increase the number of shares available to 600,000. Under the provisions of the plan, the Company may grant incentive and non-qualified stock options and stock appreciation rights (SARs) to employees, officers and directors at the discretion of the Board of Directors. Options granted under the plan vest ratably over a five year period and expire ten years from the date of the grant.

     Non-qualified options are granted at an exercise price of no less than 85% of fair market value and greater than the par value at the date of the grant. Incentive options are granted at no less than 100% (110% for holders of more than 10% of the voting stock) of the fair market value at the date of the grant. During 1999, the Company granted 339,500 options to officers and employees at prices ranging from $12 to $18 per share,

                         WHEREHOUSE ENTERTAINMENT, INC.

amounts which exceeded the fair market value at the date of the grant. There were no SARs granted during 1999. A summary of activity in the Stock Incentive Plan is as follows:

                                                                WEIGHTED AVERAGE
                                                     SHARES      EXERCISE PRICE
                                                     -------    ----------------
Options outstanding at February 1, 1998............       --             --
Options granted at $12.00 - $18.00 per share.......  339,500         $13.60
Options cancelled..................................       --             --
                                                     -------         ------
Options outstanding at January 31, 1999............  339,500         $13.60
                                                     =======         ======

     At January 31, 1999 there were no options exercisable under the Stock Incentive Plan. All options granted in 1999 under the Stock Incentive Plan were at prices greater than the fair value of the Company's stock at the date of grant and, accordingly, no compensation expense has been recognized.

     Had compensation expense for grants under the Stock Incentive Plan been determined based on the fair value method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts presented below:

                                                              1999
                                                           PRO FORMA
                                                           ----------
Net income...............................................  $6,977,000
Net income per common share -- basic.....................  $     0.65
Net income per common share -- diluted...................  $     0.60

     The pro forma compensation expense related to the fair value of options issued was estimated using the Black-Scholes model with the following assumptions: expected volatility -- none (minimum value method); risk free-interest rate -- 5.51%; average life -- 6 years and expected dividends -- none. The weighted average fair value of options granted in 1999 was $2.45.

11. EMPLOYEE BENEFITS

     Executive Officers' Retirement Plan: The Company provides life insurance for certain executive officers of the Company with face values of $250,000. Upon retirement at the normal retirement age of 65, covered executives are entitled to receive annual payments equal to 10% of the face amount of their life insurance policies for each of the 15 years following retirement. The Company recognized expense of $9,000 in 1999, $52,000 in 1998, and $25,000 in 1997 under this plan.

     Employees' Savings Retirement Plan: In March 1992, the Company established a tax qualified 401(k) Savings Retirement Plan (401(k) Plan). All employees who have completed one year of service and at least 1,000 hours of service in that year with the Company are eligible to join the 401(k) Plan on the first day of each calendar quarter. All eligible employees may contribute from 1% to 10% of their annual compensation on a pre-tax basis. The Company makes a matching contribution in an amount equal to 50% of the employees' contributions of 1% to 3% of their annual compensation and 25% of the employees' contributions of 4% to 5% of their annual compensation. Matching contributions made by the Company vest 25% per year beginning with the employee's second year of employment. The Company recognized expense of $223,000 in 1999, $235,000 in 1998, and $257,000 in 1997 for matching costs and administrative costs under the 401(k) Plan.

     Severance Agreements: In order to retain certain key management employees prior to and during the Chapter 11 proceedings, the Company established severance agreements with such employees. The Company paid $928,000 in severance payments 1998. Such agreements expired on January 31, 1998.

     Employment Agreements: In connection with the Reorganization Plan, the Company entered into a Management Services Agreement dated as of January 31, 1997 as amended with A&M, Antonio C. Alvarez,

                         WHEREHOUSE ENTERTAINMENT, INC.

II, the Support Employees described therein, A&M #3 and Cerberus Partners, L.P. (the "Management Services Agreement"). Under the Management Services Agreement, Antonio C. Alvarez, II serves as Chairman of the Board and Chief Executive Officer of New Wherehouse with A&M receiving $600,000 annually as compensation for Antonio C. Alvarez, II services and certain support employees' services. The Management Services Agreement, which had an expiration date of October 14, 1998, was extended for one year with an expiration date of October 14, 1999. The amended agreement continued the $600,000 as annual compensation for Antonio C. Alvarez, II and certain support employees. In addition, the amended agreement was expanded to include four additional employees at an annual cost of $575,000. The amended agreement also established incentive fees of up to $230,000 to be paid to the additional support employees provided that certain financial targets are reached, and commencing with the fiscal year ended January 31, 1999. During 1999, the Company recorded $180,000 in incentive fees for A&M.

     Prior to the Plan Effective Date, Antonio C. Alvarez, II served as a consultant to the Senior Lenders pursuant to a letter agreement dated as of October 14, 1996, between A&M, Antonio C. Alvarez, II and the Senior Lenders (the Interim Agreement). Pursuant to the Interim Agreement, the Senior Lenders agreed to pay A&M a consulting fee of $50,000 per month plus the hourly fees of those employees of A&M providing assistance to Antonio C. Alvarez, II in the performance of his consulting responsibilities. The Senior Lenders paid $389,000 to A&M pursuant to the Interim Agreement prior to January 31, 1997. Under the Management Services Agreement, New Wherehouse agreed to reimburse, and has reimbursed, the Senior Lenders for the amounts paid by the Senior Lenders to A&M pursuant to the Interim Agreement.

     In the event that Antonio C. Alvarez, II is terminated other than for cause (as defined in the Management Services Agreement), prior to October 14, 1999, the Management Services Agreement provides that (i) A&M #3 will have the right to require the Company to purchase the shares of common stock and options (whether or not vested), owned by A&M #3, and (ii) the Company will pay A&M cash in a lump sum amount equal to $50,000 multiplied by the number of months remaining from the time of termination to October 14, 1999. The price to be paid by the Company in purchasing the shares of common stock and options to acquire common stock owned by A&M #3 will depend on the fair market value (as defined in the Management Services Agreement) of the common stock at the time of purchase. Any payments made to A&M #3 in purchasing the shares of common stock and options to acquire common stock from A&M #3 are required to be applied to reduce the outstanding amounts under the Promissory Notes.

     The aggregate amount of fees and expenses recorded to A&M was $1,364,000 and $953,000 during 1999 and 1998, respectively.

12. YEAR 2000 REMEDIATION COSTS

     Non-recurring costs of $1.8 million relating to the Company's remediation of its computer systems to comply with Year 2000 readiness requirements were recorded during 1999. Such costs relate to the Company's merchandise management systems, which are being remediated as part of a contingency plan. Additional costs related to the Company's Year 2000 remediation costs will be expensed as incurred.

13. RELATED PARTIES

     The Company paid a onetime fee of $938,000 to Cerberus Capital Management, L.P., an entity controlled by Stephen Feinberg, the beneficial owner of approximately 65% of the Company's common stock, for a commitment to provide a bridge loan to finance the Acquisition (See Note 1) in the event that permanent financing was not in place at the time of the Acquisition. This fee is included in interest expense in the 1999 consolidated statement of operations. Robert C. Davenport, a Director of the Company, is a Managing Director of Cerberus Capital Management, L.P.

                         WHEREHOUSE ENTERTAINMENT, INC.

     Additionally, Madeleine LLC, a company of which Stephen Feinberg is the managing member, owns a 100% undivided interest in Tranche B loans made under the Revolving Credit Facility.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended January 31, 1999 and 1998:

                                                                  QUARTER ENDED
                                                  ---------------------------------------------
                                                  APRIL 30   JULY 31    OCTOBER 31   JANUARY 31
                                                  --------   --------   ----------   ----------
1999
Net revenues....................................  $70,532    $74,885     $77,538      $273,504
Gross profit....................................   27,607     28,265      29,000        85,900
Operating income................................    2,338      2,673         313         8,006
Net income (loss)...............................    1,727      1,888        (218)        3,659
Net income per common share:
  Basic.........................................     0.16       0.18       (0.02)         0.27
  Diluted.......................................     0.15       0.16       (0.02)         0.25
Weighted average shares outstanding:
  Basic.........................................   10,625     10,651      10,744        10,690
  Diluted.......................................   11,210     11,696      10,744        11,552
1998
Net sales.......................................  $73,183    $77,884     $71,961      $104,397
Gross profit....................................   27,071     28,522      28,050        40,248
Operating income (loss).........................     (524)       774       1,239        10,534
Net income (loss)...............................     (286)       588         970         6,430
Net income per common share:
  Basic.........................................    (0.03)      0.06        0.09          0.61
  Diluted.......................................    (0.03)      0.05        0.09          0.58
Weighted average shares outstanding:
  Basic.........................................   10,258     10,311      10,546        10,566
  Diluted.......................................   10,258     10,829      10,972        11,115

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                          ADDITIONS
                                           BALANCE AT    CHARGED TO
                                            BEGINNING     COSTS AND                       BALANCE AT
               DESCRIPTION                   OF YEAR      EXPENSES     DEDUCTIONS(1)(2)   END OF YEAR
               -----------                 -----------   -----------   ----------------   -----------
Accumulated amortization deducted from
  video rental inventory:
     Company:
       Year ended January 31, 1999(3)....  $10,143,000   $11,190,000     $20,343,000      $   990,000
       Year ended January 31, 1998.......  $        --   $21,113,000     $10,970,000      $10,143,000
       Year ended January 31, 1997.......  $38,906,000   $23,535,000     $62,441,000      $        --

---------------
(1) Accumulated amortization on disposition of video rental tapes.

(2) The deduction in 1997 resulted from the elimination of the accumulated amortization in conjunction with Fresh Start accounting adjustments.

(3) Cost and related accumulated amortization for fully amortized inventory is written off to salvage value during 1999.

                                 EXHIBIT INDEX

                                                                          SEQUENTIALLY
EXHIBIT                                                                     NUMBERED
 NUMBER                             DESCRIPTION                               PAGE
--------                            -----------                           -------------
 10.22      Amended and Restated Loan and Security Agreement dated as of
            October 26, 1998 between New Wherehouse and its subsidiaries and Congress Financial Corporation (Western)................
 10.23      Intercreditor and Subordination Agreement dated as of
            October 26, 1998 among the Trade Creditors named therein,
            United States Trust Company of New York, as Collateral Agent
            for the Trade Creditors, and Congress Financial Corporation
            (Western)...................................................
 10.24      Security Agreement dated as of October 26, 1998 between New
            Wherehouse and United States Trust Company of New York, as
            Collateral Agent for certain trade creditors................
 10.25      Intercreditor and Collateral Agency Agreement dated as of
            October 26, 1998 among certain subsidiaries of New
            Wherehouse, the Trade Creditors named therein and United
            States Trust Company of New York, as Collateral Agent.......
 10.27      First Amendment to the Amended and Restated Loan and
            Security Agreement dated as of November 30, 1998 between New
            Wherehouse and its subsidiaries and Congress Financial
            Corporation (Western).......................................
 10.28      Extension and Third Amendment to Management Services
            Agreement dated as of May 13, 1999 among Wherehouse, Alvarez
            & Marsal, Inc., Antonio C. Alvarez II and A&M #3............
 10.29      Second Amendment to the Amended and Restated Loan and
            Security Agreement dated as of May 14, 1999 between
            Wherehouse and its subsidiaries and Congress Financial
            Corporation (Western).......................................
 27.0       Financial Data Schedule.....................................