Form 10-Q
period 1999-04-30
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 1999-06-14
CIK 1031754

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under the plan confirmed by a court. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                         Common Stock, $.01 par value,
               10,704,710 shares outstanding as of June 11, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         WHEREHOUSE ENTERTAINMENT, INC.

                                                                      PAGE
                                                                      ----
FORWARD-LOOKING STATEMENTS..........................................    3

PART I. FINANCIAL INFORMATION
Item
  1.    Financial Statements........................................    4
        Consolidated Condensed Balance Sheets --
          April 30, 1999 (Unaudited) and January 31, 1999...........    4
        Consolidated Condensed Statements of Operations --
          Three Months ended April 30, 1999 and 1998 (Unaudited)....    5
        Consolidated Condensed Statements of Cash Flows --
          Three Months ended April 30, 1999 and 1998 (Unaudited)....    6
        Notes to Consolidated Condensed Financial Statements........    7
Item    Management's Discussion and Analysis of Financial Condition
  2.      and Results of Operations.................................    9

PART II. OTHER INFORMATION
Item
  1.    Legal Proceedings...........................................   15
Item
  6.    Exhibits and Reports on Form 8-K............................   15

SIGNATURES..........................................................   16

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The sections of this Quarterly Report on Form 10-Q containing such forward-looking statements include "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 2 of Part I below. Statements in this Quarterly Report on Form 10-Q which address activities, events or developments that the registrant expects or anticipates will or may occur in the future, including such things as future issuances of shares, future capital expenditures (including the amount and nature thereof), expansion and other developments and technological trends of industry segments in which the registrant is active, business strategy, expansion and growth of the registrant's and its competitors' business and operations and other such matters are forward-looking statements. You can find many of these statements by looking for words like "believes," "expects," "anticipates," or similar expressions in this Quarterly Report on Form 10-Q. Although the registrant believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the registrant.

     The registrant's operations are subject to factors outside its control. Any one, or a combination, of these factors could materially affect the results of the registrant's operations. These factors include (a) possible delays and difficulties in integrating the operations of the Acquired Business (as defined herein) with those of Wherehouse; (b) the ability to retain the customers of the Acquired Business; (c) changes in levels of competition from current competitors and potential new competition from both retail stores and alternative methods or channels of distribution such as Internet and telephone shopping services and mail order; (d) loss of a significant vendor or prolonged disruption of product supply; (e) the presence or absence of popular new releases and products in the product categories the registrant sells and rents; (f) changes in levels of consumer spending, especially during seasonally significant periods; (g) changes in Federal and state income tax rules and regulations or interpretations of existing legislation; (h) changes in the general economic conditions in the United States including, but not limited to, consumer sentiment about the economy in general; (i) regulatory changes, including the investigation of minimum advertised pricing guidelines by the Federal Trade Commission, which may adversely affect the business in which we are engaged; (j) the ability to attract and retain key personnel; and (k) adverse results in significant litigation matters.

     The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the registrant. You should consider the cautionary statements contained in this section when evaluating any forward-looking statements that we may make. We do not have any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WHEREHOUSE ENTERTAINMENT, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                               APRIL 30,      JANUARY 31,
                                                                  1999            1999
                                                              ------------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  9,489,000    $ 15,009,000
  Receivables, net..........................................     4,440,000       5,207,000
  Inventories, net..........................................   223,142,000     226,648,000
  Other current assets......................................     2,854,000       2,807,000
  Deferred taxes............................................    14,003,000      14,003,000
                                                              ------------    ------------
          Total current assets..............................   253,928,000     263,674,000
Property, equipment, and improvements, net..................    68,531,000      68,531,000
Deferred taxes..............................................    12,409,000      12,409,000
Intangible assets, net......................................    40,400,000      41,282,000
Other assets, net...........................................     1,833,000       1,845,000
                                                              ------------    ------------
          Total assets......................................  $377,101,000    $387,741,000
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and net uncleared checks.................  $102,600,000    $114,480,000
  Accrued expenses..........................................    30,053,000      43,590,000
  Store closing reserves....................................    18,993,000      25,205,000
  Reorganization liabilities................................     2,078,000       2,109,000
  Current portion of leases in excess of fair market
     value..................................................     3,271,000       3,271,000
  Current portion of capital lease obligations..............     4,081,000       4,207,000
                                                              ------------    ------------
          Total current liabilities.........................   161,076,000     192,862,000
Line of credit..............................................    64,483,000      37,349,000
Long-term debt..............................................     3,970,000       3,837,000
Capital lease obligations...................................    22,339,000      23,546,000
Leases in excess of fair market value.......................    25,111,000      25,929,000
Deferred rent and other long-term liabilities...............     6,058,000       6,040,000
                                                              ------------    ------------
          Total liabilities.................................   283,037,000     289,563,000
                                                              ------------    ------------
Shareholders' equity:
  Preferred stock, $.01 par value, 3,000,000 shares
     authorized, none issued................................            --              --
  Common stock, $.01 par value, 24,000,000 shares
     authorized, 10,729,710 and 10,729,710 issued at April
     30, 1999 and at January 31, 1999, respectively.........       108,000         108,000
  Additional paid-in-capital................................    89,400,000      89,400,000
  Retained earnings.........................................    11,073,000      14,758,000
  Treasury stock, 25,000 shares.............................      (338,000)
  Notes receivable..........................................    (6,179,000)     (6,088,000)
                                                              ------------    ------------
          Total shareholders' equity........................    94,064,000      98,178,000
                                                              ------------    ------------
          Total liabilities and shareholders' equity........  $377,101,000    $387,741,000
                                                              ============    ============

     See Accompanying Notes to Consolidated Condensed Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                               APRIL 30,       APRIL 30,
                                                                  1999           1998
                                                              ------------    -----------
Sale merchandise revenue....................................  $173,042,000    $61,274,000
Rental revenue..............................................     5,352,000      9,258,000
                                                              ------------    -----------
  Total revenues............................................   178,394,000     70,532,000
                                                              ------------    -----------
Cost of sale merchandise revenue............................   115,551,000     38,153,000
Cost of rentals, including amortization.....................     2,491,000      4,772,000
                                                              ------------    -----------
  Total cost of revenues....................................   118,042,000     42,925,000
                                                              ------------    -----------
          Gross profit......................................    60,352,000     27,607,000
Selling, general and administrative expenses................    59,063,000     23,626,000
Depreciation and amortization...............................     5,915,000      1,643,000
                                                              ------------    -----------
  (Loss) income from operations.............................    (4,626,000)     2,338,000
Interest expense............................................     1,625,000         94,000
Interest income.............................................      (109,000)      (697,000)
                                                              ------------    -----------
  (Loss) income before income taxes.........................    (6,142,000)     2,941,000
(Benefit) provision for income taxes........................    (2,457,000)     1,214,000
                                                              ------------    -----------
  Net (loss) income.........................................  $ (3,685,000)   $ 1,727,000
                                                              ============    ===========
Net (loss) income per common share:
  Basic.....................................................  $      (0.34)   $      0.16
                                                              ============    ===========
  Diluted...................................................  $      (0.34)   $      0.15
                                                              ============    ===========
Weighted average common shares outstanding -- Basic.........    10,715,384     10,624,500
                                                              ============    ===========
Weighted average common shares and common equivalent shares
  outstanding -- Diluted....................................    10,715,384     11,209,545
                                                              ============    ===========

     See Accompanying Notes to Consolidated Condensed Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              ----------------------------
                                                               APRIL 30,       APRIL 30,
                                                                  1999            1998
                                                              ------------    ------------
OPERATING ACTIVITIES:
Net (loss) income...........................................  $ (3,685,000)   $  1,727,000
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................     5,915,000       1,643,000
  Rental amortization included in cost of rentals...........     1,427,000       3,760,000
  Book value of rental inventory dispositions, included in
     cost of rentals........................................       372,000         937,000
  Changes in operating assets and liabilities:
     Receivables, net.......................................       767,000         426,000
     Inventories, net.......................................     3,547,000      (4,211,000)
     Rental inventory purchases.............................    (1,885,000)     (4,163,000)
     Other current assets...................................       (47,000)        (31,000)
     Accounts payable, accrued expenses and other current
       liabilities..........................................   (26,246,000)     (9,778,000)
     Store closure reserves.................................    (6,212,000)
     Other long-term liabilities............................        14,000
                                                              ------------    ------------
          Net cash used in operating activities.............   (26,033,000)     (9,690,000)
                                                              ------------    ------------
INVESTING ACTIVITIES:
Purchase of property, equipment and improvements............    (5,004,000)       (203,000)
Increase (decrease) in other assets.........................        12,000        (103,000)
                                                              ------------    ------------
          Net cash used in investing activities.............    (4,992,000)       (306,000)
                                                              ------------    ------------
FINANCING ACTIVITIES:
Net borrowings under line of credit.........................    27,134,000
Payments on capital lease obligations and long-term debt....    (1,200,000)        (35,000)
Purchase of common stock....................................      (338,000)
Interest on notes receivable................................       (91,000)        (92,000)
                                                              ------------    ------------
          Net cash provided by (used in) financing
            activities......................................    25,505,000        (127,000)
                                                              ------------    ------------
Net decrease in cash........................................    (5,520,000)    (10,123,000)
Cash and cash equivalents at beginning of the period........    15,009,000      54,720,000
                                                              ------------    ------------
Cash and cash equivalents at end of the period..............  $  9,489,000    $ 44,597,000
                                                              ============    ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................  $  1,458,000    $     16,000
     Income taxes...........................................  $  4,908,000    $  6,879,000

     See Accompanying Notes to Consolidated Condensed Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements include the accounts of Wherehouse Entertainment, Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Wherehouse Entertainment, Inc. and all of its subsidiaries are collectively referred to as the "Company."

     The interim unaudited consolidated condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal, therefore, operating results for the three-month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending January 31, 2000 ("Fiscal 2000"). Certain reclassifications of balances have been made to the results for the Company's fiscal year ended January 31, 1999 ("Fiscal 1999") to conform to the Fiscal 2000 presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for Fiscal 1999.

 2. ACQUISITION

     On October 26, 1998, pursuant to a Stock Purchase Agreement dated as of August 10, 1998 (the "Purchase Agreement"), the Company acquired (the "Acquisition") from Viacom International Inc. (the "Seller") all of the capital stock of certain retail music subsidiaries of Seller (the "Acquired Business"). The Acquired Business, which operated under the name "Blockbuster Music," consisted of 378 stores (the "Acquired Stores") in 33 States. The Company is in the process of integrating the Acquired Stores into the Wherehouse systems and changing the trade name under which the Acquired Stores operate to "Wherehouse Music."

     The purchase price for the Acquisition, which is subject to final adjustment as discussed below, was $127,873,000, including direct acquisition costs. The Purchase Agreement contains a purchase price adjustment mechanism based on working capital. The Company has delivered to Seller its Notice of Disagreement as to Seller's calculation of the working capital adjustment and final purchase price and is currently negotiating with Seller to resolve the difference. The ultimate purchase price may be lower as a result.

     The Acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair values at the Acquisition date based on valuations and other studies. The results of operations of the Acquired Business are reflected in the accompanying unaudited consolidated condensed financial statements for the quarter ended April 30, 1999.

     Upon the consummation of the Acquisition, the Company's senior management began formulating its plan to close certain stores which, due to the Acquisition, competed in the same trade areas as other stores (the "Store Closure Plan"). The major action steps of the Store Closure Plan, which was finalized during January 1999, include, among other things, (1) the identification of stores for closure, (2) the immediate initiation of lease settlement negotiations, and (3) the establishment of an exit plan for each of those stores. The Store Closure Plan includes the closing of 70 stores (51 Acquired Stores and 19 existing Wherehouse stores) located in 17 states. The Company has closed 44 of these stores (32 Acquired Stores and 12 existing Wherehouse stores) as of April 30, 1999, and nine additional Acquired Stores stores as of June 11, 1999. The Company is negotiating with landlords to terminate the leases on the remaining 17 stores.

                         WHEREHOUSE ENTERTAINMENT, INC.

                                  (UNAUDITED)

     During Fiscal 1999, the Company recorded accruals in the purchase price allocation for store closure reserve -- Acquired Stores and leases in excess of fair market value. The following is a rollforward of the activity of these reserves:

                                                       ACCRUAL AS OF     CHARGES
                                                        JANUARY 31,      AGAINST      BALANCE AS OF
                                                           1999          RESERVE      APRIL 30, 1999
                                                       -------------    ----------    --------------
Store closure reserve -- Acquired Stores(1)..........   $22,612,000     $5,366,000     $17,246,000
Leases in excess of fair market value................    29,200,000        818,000      28,382,000
                                                        -----------     ----------     -----------
          Total......................................   $51,812,000     $6,184,000     $45,628,000
                                                        ===========     ==========     ===========

---------------
(1) Consists substantially of lease termination costs.

     During Fiscal 1999, the Company recorded accruals related to the planned closing of 19 Wherehouse stores. As of April 30, 1999, the Company had closed 12 of these stores. The following is a rollforward of the activity of the store closure reserve -- existing stores:

                                                          ACCRUAL AS OF    CHARGES     BALANCE AS OF
                                                           JANUARY 31,     AGAINST       APRIL 30,
                                                              1999         RESERVE         1999
                                                          -------------    --------    -------------
Store closure reserve -- Existing Stores(1).............   $2,593,000      $846,000     $1,747,000
                                                           ==========      ========     ==========

---------------
(1) Consists substantially of lease termination costs.

 3. EARNINGS PER SHARE

     Basic earnings per share are based on weighted average common shares outstanding and diluted shares are based on weighted average common shares outstanding adjusted for the dilutive effect of potentially issuable common shares outstanding.

 4. REORGANIZATION UNDER CHAPTER 11

     The Plan of Reorganization for the Company's predecessors (the "Reorganization Plan") was confirmed by an order of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered on January 7, 1997. The effective date of the Reorganization Plan occurred on January 31, 1997 (the "Effective Date").

     Since the Effective Date, the Bankruptcy Court has retained jurisdiction over certain claims and other matters relating to the bankruptcy estates of the Company's predecessors, but the Company has been and is free to carry out its business without oversight by the Bankruptcy Court.

     A more comprehensive summary of the Reorganization Plan is contained in the Company's Annual Report on Form 10-K for Fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This discussion should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for Fiscal 1999.

     The results of operations for the quarter ended April 30, 1998 do not include the operating results of the Acquired Stores.

RESULTS OF OPERATIONS

     FOR THE QUARTERS ENDED APRIL 30, 1999 AND APRIL 30, 1998

  Revenues

     Net revenues were $178.4 million and $70.5 million for the quarters ended April 30, 1999 (the first quarter of Fiscal 2000) and April 30, 1998 (the first quarter of Fiscal 1999), respectively. The increase of $107.9 million was primarily attributable to the addition of the Acquired Stores, which contributed $107.0 million in net revenues during the first quarter of Fiscal 2000.

     Excluding the Acquired Stores, net revenues increased to $71.4 million during the first quarter of Fiscal 2000 from $70.5 million during the first quarter of Fiscal 1999. The increase was comprised of an increase in sale merchandise revenue (defined below) of $4.8 million which was partially offset by a decrease in rental revenue of $3.9 million.

     A summary of total sale merchandise and rental revenues by category is provided below:

                SALE MERCHANDISE AND RENTAL REVENUES BY CATEGORY
                             (DOLLARS IN MILLIONS)

                                                               QUARTER ENDED
                                                                 APRIL 30,
                                                              ---------------
                                                              1999*     1998
                                                              ------    -----
Sale merchandise revenue:
  Music.....................................................  $153.4    $53.8
  Other, principally sales of new videocassettes, DVDs,
     video game software and hardware, general merchandise
     and ticket commissions.................................    19.6      7.5
                                                              ------    -----
          Total sale merchandise revenue....................   173.0     61.3
Videocassette and other rental revenues**...................     5.4      9.2
                                                              ------    -----
          Total revenue.....................................  $178.4    $70.5
                                                              ======    =====

---------------
 * Includes revenue of the Acquired Business from February 1, 1999 to April 30, 1999

** Includes sales of previously viewed videocassettes

     A. Sale merchandise revenue. Sales of prerecorded music, new videocassettes, DVDs, video game software and hardware and general merchandise (collectively referred to as "sale merchandise") continue to represent the greatest portion of the Company's revenues. For the first quarter of Fiscal 2000, sale merchandise revenue represented 97.0% of aggregate revenues, compared to 86.9% during the first quarter of Fiscal 1999, an increase of 10.1%. This increase results from the combined impact of the additional sale merchandise revenue derived from the Acquired Business and a decrease in the number of stores engaged in the rental business.

     Sale merchandise revenue was $173.0 million in the first quarter of Fiscal 2000 compared to $61.3 million in the first quarter of Fiscal 1999. This increase in sale merchandise revenue was primarily attributable to the addition of the Acquired Stores.

     Management defines same-store sales as sales from stores that were open for the full period in both periods of comparison. On a same-store basis, excluding the Acquired Stores, sale merchandise revenue, increased by 9.5% during the first quarter of Fiscal 2000 as compared to the first quarter of Fiscal 1999. Management believes that the increase in same-store sale merchandise revenue was principally the result of improvements in music catalog inventory management, new initiatives such as an expanded DVD selection, and re-merchandising activities which occurred in certain stores. Management estimates that, on a same-store basis, sale merchandise revenue for the Acquired Stores decreased by 3.8% during the first quarter of Fiscal 2000 compared to the same period in Fiscal 1999. This decrease is principally due to the negative impact on revenues of activities associated with the integration of the Acquired Stores. Such integration activities included conversions to the Company's point-of-sale ("POS") system and other systems integration as well as the implementation of a name change from "Blockbuster Music" to "Wherehouse Music" for the Acquired Stores.

     B. Rental revenue. Rental revenue includes proceeds from the rental of videocassettes, DVDs, video games and game players, and audiocassette books, and from the sale of previously viewed videocassettes and previously played video games. As of April 30, 1999, 113 of the Company's stores offered rental products, with approximately 98 of those stores offering DVDs for rental. The Acquired Stores generally are not engaged in the rental business. The Company's license of the Blockbuster Music trademark from Seller prohibits the Company from renting videos in the Acquired Stores during the time they operate under the Blockbuster Music name. Once the Acquired Stores commence operations under the Wherehouse name, they may rent videos.

     Rental revenue was $5.4 million in the first quarter of Fiscal 2000 and $9.2 million in the first quarter of Fiscal 1999, representing a decrease of $3.8 million or 41.3%. Management believes that, on a same-store basis, rental revenue, excluding the Acquired Stores, decreased approximately 34.3% during the first quarter of Fiscal 2000 as compared to the same period last year. This decrease in same-store rental revenue was primarily attributable to an increasingly competitive rental market.

     C. Competition and Economic Factors. The Company believes that in the future its business and same-store revenues may be impacted by various competitive and economic factors, including, but not limited to, consumer tastes, new releases of music, videocassette and video game titles available for sale or rental, the Internet, and technological developments such as digital downloading, as well as general economic trends impacting retailers and consumers. In addition, in recent years the Company's sale merchandise and rental revenues have been impacted by increased competition from other music and video specialty chains, discounters and mass merchandisers. Historically, the margin on rentals has been higher than the margin on sale merchandise. Should the Company's product mix continue to shift to lower margin sale merchandise from higher margin rental revenue, the change in the mix of revenue contribution could have a negative impact on profitability.

  Cost of Revenue

     Cost of sale merchandise revenue was $115.5 million for the first quarter of Fiscal 2000, as compared with $38.2 million for the same period last year, an increase of $77.3 million which was principally due to the addition of the Acquired Stores. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 66.8% for the first quarter of Fiscal 2000 as compared with 62.3% for the first quarter of Fiscal 1999. Such costs were negatively impacted by approximately $2.2 million due to the incremental costs associated with the use of a third-party distributor to handle music and sale video replenishment and other transition-related costs. These incremental distribution costs resulted from the Seller's inability to support the fulfillment of music product from its distribution facility. These incremental costs are expected to discontinue by July 31, 1999, once all the Acquired Stores are converted to the Company's POS system and the expansion of the Company's distribution facility is expected to be completed.

     Excluding the impact of the $2.2 million incremental costs, cost of sale merchandise revenue, as a percentage of sale merchandise revenue, would have been 65.5% for the first quarter of Fiscal 2000 as compared with 62.3% for the first quarter of Fiscal 1999, an increase of 3.2%. Such increase is entirely attributable to higher cost of sale merchandise revenue incurred by the Acquired Stores which, in turn, is attributable to higher shrinkage accruals for the Acquired Stores, as well as higher unit costs for the Acquired Stores prior to the conversion to the Company's POS system.

     Cost of rentals on a consolidated basis, including amortization, was $2.5 million for the first quarter of Fiscal 2000 as compared with $4.8 million for the first quarter of Fiscal 1999, a decrease of $2.3 million. As a percentage of rental revenue, cost of rentals decreased to 46.3% for the first quarter of Fiscal 2000 from 51.5% for the first quarter of Fiscal 1999, a decrease of 5.2%. The 5.2% decrease in cost of rentals as a percentage of revenue was primarily due to the favorable impact of an increase in revenue sharing programs and improved rental efficiencies.

  Operating Expenses

     Selling, general and administrative ("SG&A") expenses, on a consolidated basis, for the first quarter of Fiscal 2000 were $59.1 million, compared to $23.6 million for the first quarter of Fiscal 1999, an increase of $35.5 million. The increase was principally related to the operating expenses of the Acquired Stores, partially offset by lower store payroll and other store expenses in the existing Wherehouse stores.

     SG&A expenses were 33.1% of revenue in the first quarter of Fiscal 2000, compared to 33.5% of revenue in the first quarter of Fiscal 1999, a decrease of 0.4%. During the first quarter of Fiscal 2000, the Company incurred integration costs of approximately $2.9 million related to the Acquisition. Such costs were principally related to the name change of the Acquired Stores and the conversion of those stores to the Company's POS system. The Company expects the name change and POS conversion of the Acquired Stores to be completed by July 31, 1999.

     Excluding the integration costs of approximately $2.9 million, SG&A expenses would have been 31.5% of revenue in the first quarter of Fiscal 2000, compared to 33.5% of revenue in the first quarter of Fiscal 1999, a decrease of 2.0%. Such 2.0% decrease in SG&A expenses as a percentage of revenues is due primarily to lower corporate overhead and distribution expense as a percentage of revenue.

     Depreciation and amortization expense was $5.9 million in the first quarter of Fiscal 2000 compared to $1.6 million in the first quarter of Fiscal 1999, an increase of $4.3 million. The increase is principally related to depreciation and amortization expense for the Acquired Stores of $2.8 million.

  Loss From Operations

     During the first quarter of Fiscal 2000, the Company recorded a loss from operations of $4.6 million, as compared to income from operations of $2.3 million for the first quarter of Fiscal 1999. The $6.9 million decrease was principally due to non-recurring costs related to the integration of the Acquired Stores totaling $5.1 million and the decrease in gross profit resulting from the decline in rental revenue. The non-recurring costs of $5.1 million include incremental distribution costs of approximately $2.2 million and integration costs related to the Acquisition of $2.9 million. Excluding these non-recurring costs, income from operations would have been $0.5 million.

  Interest Expense

     Interest expense for the first quarter of Fiscal 2000 was $1.6 million, compared to $0.1 million for the first quarter of Fiscal 1999, an increase of $1.5 million. The $1.5 million increase was primarily attributable to interest expense of $1.0 million incurred due to borrowings under the Company's revolving line of credit with Congress Financial Corporation (Western) (the "Congress Facility"). Such borrowings were used mainly to finance a portion of the cost of the Acquisition.

  Interest Income

     Interest income for the first quarter of Fiscal 2000 was $0.1 million, as compared to $0.7 million for the first quarter of Fiscal 1999. The decrease of $0.6 million was the result of a decline in short-term investments of excess cash. Such excess cash was used mainly to finance a portion of the cost of the Acquisition.

  Income Taxes

     The Company recorded a tax benefit of $2.5 million for the first quarter of Fiscal 2000 compared to a tax provision of $1.2 million for the first quarter of Fiscal 1999. The tax benefit for the first quarter of Fiscal 2000 represents an effective rate of 40.0%, which the Company estimates will be its effective rate for Fiscal 2000.

  EBITDA

     EBITDA represents income (loss) from operations, plus depreciation and amortization. Management believes that, due to the combined format of rental product and sale merchandise, a more appropriate calculation of EBITDA (hereafter referred to as "Adjusted EBITDA") should include the net difference between rental amortization plus the book value of rental dispositions, versus rental inventory purchased during the period. The Company has included certain information concerning Adjusted EBITDA because management believes it would be useful information for certain investors and analysts to evaluate operating performance and to determine the Company's ability to service debt.

     Adjusted EBITDA for the first quarter of Fiscal 2000 was $1.2 million compared to $4.1 million for the first quarter of Fiscal 1999. During the first quarter of Fiscal 2000, the Company incurred certain incremental and non-recurring costs related to the Acquisition. Excluding the incremental distribution costs of $2.2 million and integration costs of $2.9 million, Adjusted EBITDA would have been $6.3 million.

     The method of calculating Adjusted EBITDA set forth above may be different from calculations of EBITDA employed by other companies and, accordingly may not be directly comparable to such other computations. Adjusted EBITDA should not be viewed as a substitute for GAAP measurements such as net income or cash flow from operations. Rather it is presented as supplementary information.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of Fiscal 2000, the Company's net cash used in operating activities was $26.0 million, as compared to $9.7 million net cash used in operating activities during the first quarter of Fiscal 1999, an increase of $16.3 million. The increase in cash flow used in operations was primarily due to a reduction in accounts payable, accrued expenses, and other store closing reserves, as well as the loss from operations, partially offset by a decrease in inventory resulting from the Company's inventory reduction activities.

     Net cash used in investing activities increased to $5.0 million during the first quarter of Fiscal 2000 from $0.3 million during the first quarter of Fiscal 1999, an increase of $4.7 million. The increase in cash used in investing activities was primarily due to capital expenditures totaling $5.0 million related mainly to the acquisition of property, equipment and improvements to support the POS systems conversion, name change and re-merchandising activities related to the Acquired Stores. Financing of capital expenditures has generally been provided by cash from operations and borrowings under the Congress Facility.

     Net cash provided by financing activities was $25.5 million for the first quarter of Fiscal 2000, as compared to cash used for financing activities of $0.1 million for the first quarter of Fiscal 1999. The increase of $25.6 million was primarily due to net borrowings under the Congress Facility of $27.1 million, partially offset by $1.2 million in payments on capital lease obligations and long-term debt.

     The Company believes that cash on hand, cash flow from operations and the availability of lease financing, together with borrowings available under the Congress Facility, will be adequate to support existing operations and the planned capital expenditures of the Company for Fiscal 2000.

SEASONALITY AND INFLATION

     The Company's business is seasonal, and revenues and operating income are highest during the fourth quarter of the Company's fiscal year. Working capital and related bank borrowings in prior years were usually lowest during the period beginning with the end of the Christmas holiday season and ending with the close of the Company's fiscal year. Beginning in February, working capital and related bank borrowings have historically trended upward during the year until the fourth quarter. Borrowings have historically been highest in October and November due to cumulative capital expenditures for new stores and the building of inventory for the holiday season.

     The Company believes that, except for changes in the minimum wage mandated by the Federal government, inflation has not had a material effect on its operations and its internal and external source of liquidity and working capital.

IMPACT OF THE YEAR 2000

     The Company has been actively addressing the internal system concerns related to the Year 2000 ("Y2K") problem, and in January 1999 the Company created a Y2K Project Committee. This committee established guidelines for and directs the Y2K efforts. The primary objective of this committee is to ensure the Company's ability to operate with its internal systems in the Year 2000. The secondary objective is to assess all non-Information Technology ("IT") departments and external vendors' state-of-readiness and Y2K compliance.

1) The Company's State of Readiness

     Internal IT Systems -- The Company has purchased new merchandising, financial and distribution center management systems to replace all its major corporate systems, except for POS systems. All the new systems purchased have been confirmed to be Y2K compliant. The projects to implement these new systems are underway. Implementation of these new systems will likely occur in the second and third quarters of Fiscal 2000. The existing POS application software has been remediated, installed at all the current Wherehouse stores and is now Y2K compliant. The existing POS hardware operating system is not Y2K compliant. The Company has approved project funds and identified potential vendors to perform the POS hardware operating system upgrade, which the Company expects will be completed in the third quarter of Fiscal 2000. The Company expects to complete the conversion of the Acquired Stores to the Wherehouse POS system in the first half of Fiscal 2000.

     External Vendors -- The Company is aware of significant Y2K remediation work being performed by its major vendors. The Y2K Project Committee initiated communication with the Company's significant suppliers in the first three months of Fiscal 2000 regarding their Y2K readiness. The Company intends to focus extensively on the second tier suppliers in the second and third quarters of Fiscal 2000.

2) The Costs to Address the Company's Year 2000 Issues

     The Company does not consider the replacement of its corporate systems as a Y2K expense because installation of the new major corporate systems is required to address additional business functionality. The remediation of the existing mainframe-based corporate system is a Y2K contingency measure. Costs relating to the remediation, performed as a contingency measure, of approximately $1.8 million were recorded in Fiscal 1999. The Company's internal personnel and other resources performed the POS software remediation. The Wherehouse POS hardware operating system upgrade is expected to cost between $1.5 million and $2.0 million, principally for new POS related hardware. The Company's internal personnel will handle all other projects.

3) The Risks of the Company's Year 2000 Issues

     The Company has completed a detailed risk assessment of its major systems. The Y2K Project Committee is scheduled to complete a detailed risk assessment, addressing other Y2K concerns in the second quarter of Fiscal 2000.

4) The Company's Contingency Plans

     The Company has developed contingency plans for the merchandising, financial, distribution center management, and POS hardware operating systems. New application software will replace the merchandising, financial, and distribution center management systems, and remediation will be done on the POS hardware operating system. As a contingency plan, the Company contracted with an outside firm to remediate the existing corporate merchandising system. Installation of the remediated corporate merchandising system is scheduled to begin during the second quarter of Fiscal 2000. The Company has a contingency plan to remediate the current warehouse management system software in the event that installation of the newly acquired warehouse management system fails. The Company is in the process of preparing a contingency plan in the event the installation of the new financial system, which is widely used by retailers, is delayed.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to risks resulting from interest rate fluctuations since interest on the Company's borrowings under the Congress Facility are based on variable rates. If the Eurodollar rate were to increase 1% in Fiscal 2000 as compared to the rate at April 30, 1999, the Company's interest expense for Fiscal 2000 would increase $0.6 million based on the outstanding balance of the Congress Facility at April 30, 1999. The Company does not hold any derivative instruments and does not engage in hedging activities.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 27.0     Financial Data Schedule

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WHEREHOUSE ENTERTAINMENT, INC.

Date: June 14, 1999                       /s/ ANTONIO C. ALVAREZ, II
                                          --------------------------------------
                                          ANTONIO C. ALVAREZ, II
                                          Chairman of the Board and Chief
                                          Executive Officer, and Director
                                          (Principal Executive Officer)

Date: June 14, 1999                       /s/ ROBERT S. KELLEHER
                                          --------------------------------------
                                          ROBERT S. KELLEHER
                                          Executive Vice President and
                                          Chief Financial Officer

Date: June 14, 1999                       /s/ MEHDI MAHDAVI
                                          --------------------------------------
                                          MEHDI MAHDAVI
                                          Vice President, Controller
                                          (Principal Accounting Officer)