Form 10-Q
period 1999-07-31
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 1999-09-14
CIK 1031754

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

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

                                 (310) 965-8300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                         Common Stock, $.01 par value,
             10,756,570 shares outstanding as of September 8, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         WHEREHOUSE ENTERTAINMENT, INC.

                                                                          PAGE
                                                                          ----
FORWARD LOOKING STATEMENTS..............................................    3

PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Condensed Balance Sheets -- July 31, 1999
            (Unaudited) and January 31, 1999............................    4

            Consolidated Condensed Statements of Operations -- Three
            Months ended July 31, 1999 and 1998 (Unaudited) and Six
            Months ended July 31, 1999 and 1998 (Unaudited).............    5

            Consolidated Condensed Statements of Cash Flows -- Six
            Months ended July 31, 1999 and 1998 (Unaudited).............    6

            Notes to Consolidated Condensed Financial Statements........    7

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    9

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings...........................................   17

  Item 5.   Other Information...........................................   17

  Item 6.   Exhibits and Reports on Form 8-K............................   17

SIGNATURES..............................................................   18

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

     The registrant's operations are subject to factors outside its control. Any one, or a combination, of these factors could materially affect the results of the registrant's operations. These factors include (a) possible delays and difficulties in integrating the operations of the Acquired Business (as defined below) with those of Wherehouse; (b) the ability to retain the customers of the Acquired Business; (c) changes in levels of competition from current competitors and potential new competition from both retail stores and alternative methods or channels of distribution such as Internet and telephone shopping services and mail order; (d) loss of a significant vendor or prolonged disruption of product supply; (e) the presence or absence of popular new releases and products in the product categories the registrant sells and rents; (f) changes in levels of consumer spending, especially during seasonally significant periods; (g) changes in Federal and state income tax rules and regulations or interpretations of existing legislation; (h) changes in the general economic conditions in the United States including, but not limited to, consumer sentiment about the economy in general; (i) regulatory changes, including the investigation of minimum advertised pricing guidelines by the Federal Trade Commission, which may adversely affect the business in which the registrant is engaged; (j) the ability to attract and retain key personnel; and (k) adverse results in significant litigation matters.

     The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the registrant. You should consider the cautionary statements contained in this section when evaluating any forward-looking statements that the registrant may make. The registrant does not have any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WHEREHOUSE ENTERTAINMENT, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                JULY 31,      JANUARY 31,
                                                                  1999            1999
                                                              ------------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  9,749,000    $ 15,009,000
  Receivables, net..........................................     2,949,000       5,207,000
  Inventories, net..........................................   212,815,000     226,648,000
  Other current assets......................................     1,880,000       2,807,000
  Deferred taxes............................................    14,003,000      14,003,000
                                                              ------------    ------------
          Total current assets..............................   241,396,000     263,674,000
Property, equipment, and improvements, net..................    73,488,000      68,531,000
Deferred taxes..............................................    12,409,000      12,409,000
Intangible assets, net......................................    39,517,000      41,282,000
Other assets, net...........................................     1,537,000       1,845,000
                                                              ------------    ------------
          Total assets......................................  $368,347,000    $387,741,000
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and net uncleared checks.................  $104,715,000    $114,480,000
  Accrued expenses..........................................    24,950,000      43,590,000
  Store closing reserves....................................    16,409,000      25,205,000
  Reorganization liabilities................................     1,801,000       2,109,000
  Current portion of leases in excess of fair market
     value..................................................     3,271,000       3,271,000
  Current portion of capital lease obligations..............     4,676,000       4,207,000
                                                              ------------    ------------
          Total current liabilities.........................   155,822,000     192,862,000
Line of credit..............................................    62,844,000      37,349,000
Long-term debt..............................................     3,803,000       3,837,000
Capital lease obligations...................................    22,434,000      23,546,000
Leases in excess of fair market value.......................    24,294,000      25,929,000
Deferred rent and other long-term liabilities...............     6,071,000       6,040,000
                                                              ------------    ------------
          Total liabilities.................................   275,268,000     289,563,000
                                                              ------------    ------------
Shareholders' equity:
  Preferred stock, $.01 par value, 3,000,000 shares
     authorized, none issued................................            --              --
  Common stock, $.01 par value, 24,000,000 shares
     authorized, 10,781,570 and 10,729,710 issued July 31,
     1999 and January 31, 1999, respectively................       108,000         108,000
  Additional paid-in-capital................................    89,400,000      89,400,000
  Retained earnings.........................................    10,182,000      14,758,000
  Treasury stock, 25,000 shares.............................      (338,000)
  Notes receivable..........................................    (6,273,000)     (6,088,000)
                                                              ------------    ------------
          Total shareholders' equity........................    93,079,000      98,178,000
                                                              ------------    ------------
          Total liabilities and shareholders' equity........  $368,347,000    $387,741,000
                                                              ============    ============

     See Accompanying Notes to Consolidated Condensed Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                      ---------------------------    ----------------------------
                                        JULY 31,       JULY 31,        JULY 31,        JULY 31,
                                          1999           1998            1999            1998
                                      ------------    -----------    ------------    ------------
Sale merchandise revenue............  $181,032,000    $66,087,000    $354,074,000    $127,361,000
Rental revenue......................     5,000,000      8,798,000      10,352,000      18,056,000
                                      ------------    -----------    ------------    ------------
     Total revenues.................   186,032,000     74,885,000     364,426,000     145,417,000
                                      ------------    -----------    ------------    ------------
Cost of sale merchandise revenue....   116,577,000     42,039,000     232,128,000      80,192,000
Cost of rentals, including
  amortization......................     2,531,000      4,581,000       5,022,000       9,353,000
                                      ------------    -----------    ------------    ------------
     Total cost of revenues.........   119,108,000     46,620,000     237,150,000      89,545,000
                                      ------------    -----------    ------------    ------------
          Gross profit..............    66,924,000     28,265,000     127,276,000      55,872,000
Selling, general and administrative
  expenses..........................    61,074,000     23,943,000     120,137,000      47,569,000
Depreciation and amortization.......     5,229,000      1,649,000      11,144,000       3,292,000
                                      ------------    -----------    ------------    ------------
  (Loss) income from operations.....       621,000      2,673,000      (4,005,000)      5,011,000
Interest expense....................     2,202,000        125,000       3,827,000         219,000
Interest income.....................       (96,000)      (664,000)       (205,000)     (1,361,000)
                                      ------------    -----------    ------------    ------------
  (Loss) income before income
     taxes..........................    (1,485,000)     3,212,000      (7,627,000)      6,153,000
(Benefit) provision for income
  taxes.............................      (594,000)     1,324,000      (3,051,000)      2,538,000
                                      ------------    -----------    ------------    ------------
  Net (loss) income.................  $   (891,000)   $ 1,888,000    $ (4,576,000)   $  3,615,000
                                      ============    ===========    ============    ============
Net (loss) income per common share:
  Basic.............................  $      (0.08)   $      0.18    $      (0.43)   $       0.34
                                      ============    ===========    ============    ============
  Diluted...........................  $      (0.08)   $      0.16    $      (0.43)   $       0.32
                                      ============    ===========    ============    ============
Weighted average common shares
  outstanding-Basic.................    10,730,640     10,651,188      10,723,139      10,637,844
                                      ============    ===========    ============    ============
Weighted average common shares and
  common equivalent shares
  outstanding-Diluted...............    10,730,640     11,695,848      10,723,139      11,402,248
                                      ============    ===========    ============    ============

     See Accompanying Notes to Consolidated Condensed Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                              ---------------------------
                                                                JULY 31,       JULY 31,
                                                                  1999           1998
                                                              ------------    -----------
OPERATING ACTIVITIES:
Net (loss) income...........................................  $ (4,576,000)   $ 3,615,000
Adjustments to reconcile net (loss) income to net cash used
  in operating activities:
  Depreciation and amortization.............................    11,144,000      3,292,000
  Rental amortization included in cost of rentals...........     2,909,000      6,965,000
  Book value of rental inventory dispositions, included in
     cost of rentals........................................       645,000      1,054,000
  Changes in operating assets and liabilities:
     Receivables, net.......................................     2,258,000        369,000
     Inventories, net.......................................    13,462,000     (9,293,000)
     Rental inventory purchases.............................    (3,183,000)    (7,423,000)
     Other current assets...................................       927,000        372,000
     Accounts payable, accrued expenses and other current
       liabilities..........................................   (29,184,000)    (4,733,000)
     Store closure reserves.................................   (10,431,000)            --
     Other long-term liabilities............................        31,000             --
                                                              ------------    -----------
       Net cash used in operating activities................   (15,998,000)    (5,782,000)
                                                              ------------    -----------
INVESTING ACTIVITIES:
Purchase of property, equipment and improvements............   (12,438,000)    (1,441,000)
Decrease (increase) in other assets.........................       308,000       (349,000)
                                                              ------------    -----------
       Net cash used in investing activities................   (12,130,000)    (1,790,000)
                                                              ------------    -----------
FINANCING ACTIVITIES:
Net borrowings under line of credit.........................    25,495,000             --
Payments on capital lease obligations and long-term debt....    (2,104,000)      (124,000)
Purchase of common stock....................................      (338,000)            --
Interest on notes receivable................................      (185,000)      (186,000)
                                                              ------------    -----------
       Net cash provided by (used in) financing
          activities........................................    22,868,000       (310,000)
                                                              ------------    -----------
Net decrease in cash and cash equivalents...................    (5,260,000)    (7,882,000)
Cash and cash equivalents at beginning of the period........    15,009,000     54,720,000
                                                              ------------    -----------
Cash and cash equivalents at end of the period..............  $  9,749,000    $46,838,000
                                                              ============    ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................  $  3,453,000    $   168,000
     Income taxes...........................................  $  7,307,000    $ 7,709,000

     See Accompanying Notes to Consolidated Condensed Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements include the accounts of Wherehouse Entertainment, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

     The interim unaudited consolidated condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal, so operating results for the six months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending January 31, 2000 ("Fiscal 2000"). Certain reclassifications have been made to the 1999 consolidated condensed financial statements to conform to the current presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the Company's fiscal year ended January 31, 1999 ("Fiscal 1999").

 2. ACQUISITION

     On October 26, 1998, pursuant to a Stock Purchase Agreement dated as of August 10, 1998 (the "Purchase Agreement"), the Company acquired (the "Acquisition") from Viacom International Inc. (the "Seller") all of the capital stock of certain retail music subsidiaries of Seller (the "Acquired Business"). The Acquired Business, which operated under the name "Blockbuster Music," consisted of 378 stores (the "Acquired Stores") in 33 States. During June 1999, the Company completed the systems integration of the Acquired Stores, and all of the Acquired Stores are currently operating under the "Wherehouse Music" name.

     On September 8, 1999, the Company reached an agreement with Seller with respect to a purchase price adjustment based on working capital plus a number of other issues. This agreement caused the purchase price to be reduced by $6.0 million so that the final purchase price was $121.8 million, including direct acquisition costs. The Company does not expect the finalization of the purchase price to result in a significant change to the purchase accounting reflected in the accompanying financial statements.

     The Acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair values at the Acquisition date based on valuations and other studies. The results of operations of the Acquired Business are reflected in the accompanying unaudited consolidated condensed financial statements for the six months and the quarter ended July 31, 1999.

     Upon the consummation of the Acquisition, the Company's senior management began formulating its plan to close certain stores which, due to the Acquisition, competed in the same trade areas as other stores (the "Store Closure Plan"). The Store Closure Plan, which was finalized in January 1999, provides for the closing of 70 stores (51 Acquired Stores and 19 existing Wherehouse stores) located in 17 states. The Company has closed 55 of these stores (40 Acquired Stores and 15 existing Wherehouse stores) as of July 31, 1999, and two additional existing Wherehouse stores as of September 8, 1999. The Company is negotiating with landlords to terminate the leases on the remaining 13 stores.

                         WHEREHOUSE ENTERTAINMENT, INC.

                                  (UNAUDITED)

     During Fiscal 1999, the Company recorded accruals in the purchase price allocation for store closure reserve -- Acquired Stores and leases in excess of fair market value. The following is a rollforward of the activity of these reserves:

                                               ACCRUAL AS OF     CHARGES         BALANCE
                                                JANUARY 31,      AGAINST          AS OF
                                                   1999          RESERVE      JULY 31, 1999
                                               -------------    ----------    -------------
Store closure reserve -- Acquired
  Stores(1)..................................   $22,612,000     $7,422,000     $15,190,000
Leases in excess of fair market value........    29,200,000      1,635,000      27,565,000
                                                -----------     ----------     -----------
          Total..............................   $51,812,000     $9,057,000     $42,755,000
                                                ===========     ==========     ===========

---------------
(1) Consists substantially of lease termination costs.

     During Fiscal 1999, the Company recorded accruals related to the planned closing of 19 existing Wherehouse stores. As of July 31, 1999, the Company had closed 15 of these stores. The following is a rollforward of the activity of the store closure reserve -- existing stores:

                                               ACCRUAL AS OF     CHARGES          BALANCE
                                                JANUARY 31,      AGAINST           AS OF
                                                   1999          RESERVE       JULY 31, 1999
                                               -------------    ----------     -------------
Store closure reserve -- existing
  stores(1)..................................   $2,593,000      $1,374,000      $1,219,000
                                                ==========      ==========      ==========

---------------
(1) Consists substantially of lease termination costs.

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

     The results of operations for the quarter and the six months ended July 31, 1998 do not include the operating results of the Acquired Stores.

Results of Operations

     FOR THE QUARTERS ENDED JULY 31, 1999 AND JULY 31, 1998

Revenues

     Net revenues, on a consolidated basis, were $186.0 million and $74.9 million for the quarters ended July 31, 1999 (the second quarter of Fiscal 2000) and July 31, 1998 (the second quarter of Fiscal 1999), respectively. The increase of $111.1 million was primarily attributable to the addition of the Acquired Stores, which contributed $110.0 million in net revenues during the second quarter of Fiscal 2000.

     Excluding the Acquired Stores, net revenues increased to $76.0 million during the second quarter of Fiscal 2000 from $74.9 million during the second quarter of Fiscal 1999. The increase was comprised of an increase in sale merchandise revenue (defined below) of $5.0 million which was partially offset by a decrease in rental revenue of $3.9 million.

     A summary of total sale merchandise and rental revenue by category is provided below:

                      SALE MERCHANDISE AND RENTAL REVENUES
                                  BY CATEGORY
                             (DOLLARS IN MILLIONS)

                                                               QUARTER ENDED
                                                                 JULY 31,
                                                              ---------------
                                                              1999*     1998
                                                              ------    -----
Sale merchandise revenue:
  Music.....................................................  $161.6    $57.4
  Other, principally sales of new videocassettes, DVDs,
     video game software and hardware, general merchandise
     and ticket commissions.................................    19.4      8.7
                                                              ------    -----
          Total sale merchandise revenue....................   181.0     66.1
Videocassette and other rental revenue**....................     5.0      8.8
                                                              ------    -----
          Total revenue.....................................  $186.0    $74.9
                                                              ======    =====

---------------
 * Includes revenue of the Acquired Business from May 1, 1999 to July 31, 1999

** Includes sales of previously viewed videocassettes

     A. Sale merchandise revenue. Sales of prerecorded music, new videocassettes, DVDs, video game software and hardware and general merchandise (collectively referred to as "sale merchandise") continue to represent the greatest portion of the Company's revenues. For the second quarter of Fiscal 2000, sale merchandise revenue represented 97.3% of aggregate revenues, compared to 88.3% during the second quarter of Fiscal 1999, an increase of 9.0%. This increase results from the combined impact of the additional sale merchandise revenue derived from the Acquired Business and a decrease in the number of stores engaged in the rental business.

     Sale merchandise revenue was $181.0 million in the second quarter of Fiscal 2000 compared to $66.1 million in the second quarter of Fiscal 1999. This increase in sale merchandise revenue was primarily attributable to the addition of the Acquired Stores.

     Management defines same-store sales as sales from stores that were open for the full period in both periods of comparison. On a same-store basis, excluding the Acquired Stores, sale merchandise revenue increased by 9.0% during the second quarter of Fiscal 2000 as compared to the second quarter of Fiscal 1999. Management believes that the increase in same-store sale merchandise revenue was principally the result of improvements in music catalog inventory management, new initiatives such as an expanded DVD selection, and re-merchandising activities which occurred in certain stores. Management estimates that, on a same-store basis, sale merchandise revenue for the Acquired Stores decreased by 0.5% during the second quarter of Fiscal 2000 compared to the same period in Fiscal 1999. This decrease is principally due to the negative impact on revenues of the activities associated with the integration of the Acquired Stores. Such integration activities included store Point of Sale ("POS") system conversions and other systems integration as well as the implementation of a name change from "Blockbuster Music" to "Wherehouse Music" for the Acquired Stores.

     B. Rental revenue. Rental revenue includes the proceeds from the rental of videocassettes, DVDs, video games and game players, and audiocassette books, and from the sale of previously viewed videocassettes and previously played video games. As of July 31, 1999, 104 of the Company's stores offered rental products, with approximately 96 of those stores offering DVDs for rental. The Acquired Stores generally are not engaged in the rental business.

     Rental revenue was $5.0 million in the second quarter of Fiscal 2000 and $8.8 million in the second quarter of Fiscal 1999, representing a decrease of $3.8 million or 43.2%. Management believes that, on a same-store basis, excluding the Acquired Stores, rental revenue decreased approximately 33.5% during the second quarter of Fiscal 2000 as compared to the same period last year. This decrease in same-store rental revenue was primarily attributable to an increasingly competitive rental market.

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

  Cost of Revenue

     Cost of sale merchandise revenue was $116.6 million for the second quarter of Fiscal 2000, as compared with $42.0 million for the same period last year, an increase of $74.6 million, which was principally due to the Acquired Stores. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 64.4% for the second quarter of Fiscal 2000 as compared with 63.6% for the second quarter of Fiscal 1999. Such costs were negatively impacted by approximately $0.2 million due to the incremental costs associated with the use of a third-party distributor to handle music and sale video inventory replenishment for the Acquired Stores and other transition-related costs. These incremental distribution costs resulted from Seller's inability to support the fulfillment of music product from its distribution facility, the time required to convert the Acquired Stores to the Company's POS system, and the time required to expand the Company's distribution facility so that it could support the Acquired Stores. As of July 31, 1999, these incremental costs have been discontinued. All of the Acquired Stores have been converted to the Company's POS system, and inventory is being fulfilled through the Company's distribution facility.

     Excluding the impact of this $0.2 million of non-recurring incremental costs, cost of sale merchandise revenue, as a percentage of sale merchandise revenue, would have been 64.3% for the second quarter of Fiscal 2000 as compared with 63.6% for the second quarter of Fiscal 1999, an increase of 0.7%. Such increase is entirely attributable to higher cost of sale merchandise revenue incurred by the Acquired Stores which, in turn, is attributable to higher shrinkage accruals, as well as higher unit costs for the Acquired Stores prior to the conversion to the Company's POS system.

     Cost of rentals on a consolidated basis, including amortization, was $2.5 million for the second quarter of Fiscal 2000 as compared with $4.6 million for the second quarter of Fiscal 1999, a decrease of $2.1 million. As a percentage of rental revenue, cost of rentals decreased to 50.6% for the second quarter of Fiscal 2000 from 52.1% for the second quarter of Fiscal 1999, a decrease of 1.5%. The decrease in cost of rentals as a percentage of rental revenue was primarily due to the favorable impact of an increase in revenue sharing programs and improved rental efficiencies.

  Operating Expenses

     Selling, general and administrative ("SG&A") expenses, on a consolidated basis, for the second quarter of Fiscal 2000 were $61.1 million, compared to $23.9 million for the second quarter of Fiscal 1999, an increase of $37.2 million. The increase was principally related to the operating expenses of the Acquired Stores and costs related to the development and launch of the Company's Internet site, partially offset by lower store payroll and other store expenses in the existing Wherehouse stores.

     SG&A expenses were 32.8% of revenue in the second quarter of Fiscal 2000, compared to 32.0% of revenue in the second quarter of Fiscal 1999, an increase of 0.8%. During the second quarter of Fiscal 2000, the Company incurred non-recurring costs related to the integration of the Acquired Stores of approximately $2.4 million. The non-recurring integration costs were principally related to the name change of the Acquired Stores and the conversion of those stores to the Company's POS system. The name change and POS conversion of the Acquired Stores was completed by July 1999.

     Excluding the non-recurring integration costs of approximately $2.4 million, SG&A expenses would have been 31.5% of revenue in the second quarter of Fiscal 2000, compared to 32.0% of revenue in the second quarter of Fiscal 1999, a decrease of 0.5%. Such decrease in SG&A expenses as a percentage of revenues is due primarily to lower corporate overhead and distribution expense as a percentage of revenue.

     Depreciation and amortization expense was $5.2 million in the second quarter of Fiscal 2000 compared to $1.7 million in the second quarter of Fiscal 1999, an increase of $3.5 million. The increase is principally related to depreciation and amortization expense for the Acquired Stores of $2.8 million.

  Income From Operations

     During the second quarter of Fiscal 2000, the Company recorded income from operations of $0.6 million, as compared to $2.7 million for the second quarter of Fiscal 1999. The $2.1 million decrease was principally due to non-recurring costs related to the integration of the Acquired Stores totaling $2.6 million and the decrease in gross profit resulting from the decline in rental revenue. The non-recurring costs of $2.6 million include incremental distribution costs of approximately $0.2 million and integration costs related to the Acquisition of $2.4 million. Excluding these non-recurring costs, income from operations would have been $3.2 million.

  Interest Expense

     Interest expense for the second quarter of Fiscal 2000 was $2.2 million, compared to $0.1 million for the second quarter of Fiscal 1999, an increase of $2.1 million. This increase was primarily attributable to increased borrowings under the Company's revolving line of credit with Congress Financial Corporation (Western) (the "Congress Facility"). Such borrowings were used mainly to finance a portion of the cost of the Acquisition and to fund working capital.

  Interest Income

     Interest income for the second quarter of Fiscal 2000 was $0.1 million, as compared to $0.7 million for the second quarter of Fiscal 1999. The decrease of $0.6 million was the result of a decline in short-term investments of excess cash. Such excess cash was used mainly to finance a portion of the cost of the Acquisition.

  Income Taxes

     The Company recorded a tax benefit of $0.6 million for the second quarter of Fiscal 2000 compared to a tax provision of $1.3 million for the second quarter of Fiscal 1999. The tax benefit for the second quarter of Fiscal 2000 represents an effective rate of 40.0%, which the Company estimates will be its effective rate for Fiscal 2000.

  EBITDA

     EBITDA represents income (loss) from operations, plus depreciation and amortization. Management believes that, due to the combined format of rental product and sale merchandise, a more appropriate calculation of EBITDA (hereinafter referred to as "Adjusted EBITDA") should include the net difference between rental amortization plus the book value of rental dispositions, versus rental inventory purchased during the period. The Company has included certain information concerning Adjusted EBITDA because management believes it would be useful information for certain investors and analysts to analyze operating performance and to determine the Company's ability to service debt.

     Adjusted EBITDA for the second quarter of Fiscal 2000 was $6.3 million compared to $4.9 million for the second quarter of Fiscal 1999. During the second quarter of Fiscal 2000, the Company incurred certain incremental and non-recurring costs related to the Acquisition. Excluding non-recurring incremental distribution costs of $0.2 million and non-recurring integration costs of $2.4 million, Adjusted EBITDA for the second quarter of Fiscal 2000 would have been $8.9 million. The increase in Adjusted EBITDA was principally due to the EBITDA contributed by the Acquired Stores.

     The method of calculating Adjusted EBITDA set forth above may be different from calculations of EBITDA employed by other companies and, accordingly, may not be directly comparable to such other computations. Adjusted EBITDA should not be viewed as a substitute for GAAP measurements such as net income or cash flow from operations, rather it is presented as supplementary information.

     FOR THE SIX MONTHS ENDED JULY 31, 1999 AND JULY 31, 1998

  Revenues

     Net revenues, on a consolidated basis, were $364.4 million and $145.4 million for the six months ended July 31, 1999 and July 31, 1998, respectively. The increase of $219.0 million was primarily attributable to the addition of the Acquired Stores, which contributed $216.9 million in net revenues during the six months ended July 31, 1999.

     Excluding the Acquired Stores, net revenues increased to $147.5 million for the six months ended July 31, 1999 from $145.4 million for the six months ended July 31, 1998. The increase was comprised of an increase in sale merchandise revenue of $10.0 million which was partially offset by a decrease in rental revenue of $7.9 million.

     A summary of total sale merchandise and rental revenue by category is provided below:

                      SALE MERCHANDISE AND RENTAL REVENUES
                                  BY CATEGORY
                             (DOLLARS IN MILLIONS)

                                                              SIX MONTHS ENDED
                                                                  JULY 31,
                                                              ----------------
                                                              1999*      1998
                                                              ------    ------
Sale merchandise revenue:
  Music.....................................................  $315.0    $111.2
  Other, principally sales of new videocassettes, DVDs,
     video game software and hardware, general merchandise
     and ticket commissions.................................    39.0      16.1
                                                              ------    ------
          Total sale merchandise revenue....................   354.0     127.3
Videocassette and other rental revenue**....................    10.4      18.1
                                                              ------    ------
          Total revenue.....................................  $364.4    $145.4
                                                              ======    ======

---------------
 * Includes revenue of the Acquired Business from February 1, 1999 to July 31, 1999

** Includes sales of previously viewed videocassettes

     A. Sale merchandise revenue. For the six months ended July 31, 1999, sale merchandise revenue represented 97.1% of aggregate revenues, compared to 87.6% for the six months ended July 31, 1998, an increase of 9.5%. This increase results from the combined impact of the additional sale merchandise revenue derived from the Acquired Business and a decrease in the number of stores engaged in the rental business.

     Sale merchandise revenue was $354.0 million for the six months ended July 31, 1999 compared to $127.3 million for the six months ended July 31, 1998. This increase in sale merchandise revenue was primarily attributable to the addition of the Acquired Stores.

     On a same-store basis, excluding the Acquired Stores, sale merchandise revenue increased by 9.2% for the six months ended July 31, 1999, as compared to the six months ended July 31, 1998. Management believes that the increase in same-store sale merchandise revenue was principally the result of improvements in music catalog inventory management, new initiatives such as an expanded DVD selection, and re-merchandising activities which occurred in certain stores. Management estimates that, on a same-store basis, sale merchandise revenue for the Acquired Stores decreased by 1.7% during the six months ended July 31, 1999 compared to the same period in Fiscal 1999. This decrease is principally due to the negative impact on revenues of activities associated with the integration of the Acquired Stores. Such integration activities included store POS system conversions and other systems integration as well as the implementation of a name change from "Blockbuster Music" to "Wherehouse Music" for the Acquired Stores.

     B. Rental revenue. Rental revenue was $10.4 million for the six months ended July 31, 1999 and $18.1 million for the six months ended July 31, 1998, representing a decrease of $7.7 million or 42.5%. Management believes that, on a same-store basis, excluding the Acquired Stores (which generally are not engaged in the rental business), rental revenue decreased approximately 34.1% during the six months ended July 31, 1999 as compared to the same period last year. This decrease in same-store rental revenue was primarily attributable to an increasingly competitive rental market.

  Cost of Revenue

     Cost of sale merchandise revenue was $232.1 million for the six months ended July 31, 1999, as compared with $80.2 million for the same period last year, an increase of $151.9 million which was principally due to the Acquired Stores. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 65.5% for the six months ended July 31, 1999 as compared with 63.0% for the six months ended July 31, 1998. Such costs were negatively impacted by approximately $2.5 million due to the incremental costs associated with the use of a third-party distributor to handle music and sale video inventory replenishment for the Acquired Stores and other transition-related costs. These incremental distribution costs resulted from

Seller's inability to support the fulfillment of music product from its distribution facility, the time required to convert the Acquired Stores to the Company's POS system, and the time required to expand the Company's distribution facility so that it could support the Acquired Stores. As of July 31, 1999, these incremental costs have been discontinued. All of the Acquired Stores have been converted to the Company's POS system, and inventory is being fulfilled through the Company's distribution facility.

     Excluding the impact of this $2.5 million of non-recurring incremental costs, cost of sale merchandise revenue, as a percentage of sale merchandise revenue, would have been 64.8% for the six months ended July 31, 1999 as compared with 63.0% for the six months ended July 31, 1998, an increase of 1.8%. Such increase is entirely attributable to higher cost of sale merchandise revenue incurred by the Acquired Stores which, in turn, is attributable to higher shrinkage accruals for the Acquired Stores, as well as higher unit purchase costs for the Acquired Stores prior to the conversion to the Company's POS system.

     Cost of rentals on a consolidated basis, including amortization, was $5.0 million for the six months ended July 31, 1999 as compared with $9.4 million for the six months ended July 31, 1998, a decrease of $4.4 million. As a percentage of rental revenue, cost of rentals decreased to 48.5% for the six months ended July 31, 1999 from 51.8% for the six months ended July 31, 1998, a decrease of 3.3%. The decrease in cost of rentals as a percentage of rental revenue was primarily due to the favorable impact of an increase in revenue sharing programs and improved rental efficiencies.

  Operating Expenses

     SG&A expenses, on a consolidated basis, for the six months ended July 31, 1999 were $120.1 million, compared to $47.6 million for the six months ended July 31, 1998, an increase of $72.5 million. The increase was principally related to the operating expenses of the Acquired Stores and costs related to the development and launch of the Company's Internet site, partially offset by lower store payroll and other store expenses in the existing Wherehouse stores.

     SG&A expenses were 33.0% of revenue in the six months ended July 31, 1999, compared to 32.7% of revenue in the six months ended July 31, 1998, an increase of 0.3%. During the six months ended July 31, 1999, the Company incurred non-recurring costs related to the integration of the Acquired Stores of approximately $5.2 million. The non-recurring integration costs were principally related to the name change of the Acquired Stores and the conversion of those stores to the Company's POS system.

     Excluding the non-recurring integration costs of approximately $5.2 million, SG&A expenses would have been 31.5% of revenue in the six months ended July 31, 1999, compared to 32.7% of revenue in the six months ended July 31, 1998, a decrease of 1.2%. Such decrease in SG&A expenses as a percentage of revenues is due primarily to lower corporate overhead and distribution expense as a percentage of revenue.

     Depreciation and amortization expense was $11.1 million in the six months ended July 31, 1999 compared to $3.3 million in the six months ended July 31, 1998, an increase of $7.8 million. The increase is principally related to depreciation and amortization expense for the Acquired Stores of $5.6 million.

  Loss From Operations

     During the six months ended July 31, 1999, the Company recorded a loss from operations of $4.0 million, as compared to income from operations of $5.0 million for the six months ended July 31, 1998. The $9.0 million decrease was principally due to non-recurring costs related to the integration of the Acquired Stores totaling $7.7 million and the decrease in gross profit resulting from the decline in rental revenue. The non-recurring costs of $7.7 million include incremental distribution costs of approximately $2.5 million and integration costs related to the Acquisition of $5.2 million. Excluding these non-recurring costs, income from operations would have been $3.7 million.

  Interest Expense

     Interest expense for the six months ended July 31, 1999 was $3.8 million, compared to $0.2 million for the six months ended July 31, 1998, an increase of $3.6 million. This increase was primarily attributable to increased borrowings under the Congress Facility. Such borrowings were used mainly to finance a portion of the cost of the Acquisition and to fund working capital.

  Interest Income

     Interest income for the six months ended July 31, 1999 was $0.2 million, as compared to $1.4 million for the six months ended July 31, 1998. The decrease of $1.2 million was the result of a decline in short-term investments of excess cash. Such excess cash was used mainly to finance a portion of the cost of the Acquisition.

  Income Taxes

     The Company recorded a tax benefit of $3.1 million for the six months ended July 31, 1999 compared to a tax provision of $2.5 million for the six months ended July 31, 1998. The tax benefit for the six months ended July 31, 1999 represents an effective rate of 40.0%, which the Company estimates will be its effective rate for Fiscal 2000.

  EBITDA

     Adjusted EBITDA for the six months ended July 31, 1999 was $7.5 million compared to $9.2 million for the six months ended July 31, 1998. During the six months ended July 31, 1999, the Company incurred certain non-recurring incremental costs related to the Acquisition. Excluding non-recurring incremental distribution costs of $2.5 million and non-recurring integration costs of $5.2 million, Adjusted EBITDA for the six months ended July 31, 1999 would have been $15.2 million. The increase in Adjusted EBITDA was principally due to the EBITDA contributed by the Acquired Stores.

     The method of calculating Adjusted EBITDA set forth above may be different from calculations of EBITDA employed by other companies and, accordingly, may not be directly comparable to such other computations. Adjusted EBITDA should not be viewed as a substitute for GAAP measurements such as net income or cash flow from operations, rather it is presented as supplementary information.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended July 31, 1999, the Company's net cash used in operating activities was $16.0 million, as compared to $5.8 million net cash used in operating activities during the six months ended July 31, 1998, an increase of $10.2 million. The increase in cash flow used in operations was primarily due to a reduction in accounts payable, accrued expenses, and other store closing reserves, as well as the loss from operations, partially offset by a decrease in inventory, resulting from the Company's inventory reduction activities.

     Net cash used in investing activities increased to $12.1 million during the six months ended July 31, 1999 from $1.8 million during the six months ended July 31, 1998, an increase of $10.3 million. The increase in cash used in investing activities was primarily due to capital expenditures totaling $12.4 million related mainly to the acquisition of property, equipment and improvements to support the POS and other systems conversion, name change, and re-merchandising activities related to the Acquired Stores. Financing of capital expenditures has generally been provided by cash from operations and borrowings under the Congress Facility.

     Net cash provided by financing activities was $22.9 million for the six months ended July 31, 1999, as compared to cash used in financing activities of $0.3 million for the six months ended July 31, 1998. The increase of $23.2 million was primarily due to net borrowings under the Congress Facility of $25.5 million, partially offset by $2.1 million in payments on capital lease obligations and long-term debt.

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

(1) THE COMPANY'S STATE OF READINESS

     Internal IT Systems -- The Company has purchased and installed new financial and distribution center management systems, all of which have been confirmed to be Y2K compliant. The Company's existing merchandising system was remediated by an external vendor and 95% of the remediated software has been installed. The remaining 5% will be installed by the end of September 1999. The Company also plans to replace the remediated software with a new system during the first half of calendar 2000, but in the meantime expects to be able to utilize its remediated existing merchandising system. The existing store POS application has been remediated and installed at all of the Company's stores. The existing store POS hardware operating system is not Y2K compliant. The Company has replaced the non-compliant hardware operating systems with Y2K compliant equipment in approximately 100 stores and expects to complete the installation in the remaining stores during the quarter ending October 31, 1999.

     External Vendors -- The Company is aware of significant Y2K remediation work being performed by its major vendors. The Y2K Project Committee initiated communication with the Company's significant suppliers regarding their Y2K readiness. The Company intends to focus extensively on its second tier suppliers in the quarter ending October 31, 1999.

(2) THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

     The Company does not consider the replacement of its corporate systems as a Y2K expense because installation of the new major corporate systems is required to address additional business functionality. Costs relating to the remediation of the Company's existing mainframe-based corporate system, performed as a contingency measure, of approximately $1.8 million were recorded in Fiscal 1999. The Company's internal personnel and other resources performed the store POS software remediation. The Wherehouse POS hardware operating system upgrade is expected to cost between $1.5 million and $2.0 million, principally for new POS related hardware. The Company's internal personnel will handle all other projects.

(3) THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

     The Company has completed a detailed risk assessment of its major systems. The Company is relying on its existing remediated merchandising system which has been tested for Y2K compliance. However, if the Company experiences problems with this system, it could result in delays in providing inventory to stores.

(4) THE COMPANY'S CONTINGENCY PLANS

     The Company has developed contingency plans for the merchandising, financial, distribution center management, and POS hardware operating systems. New application software has been installed for financial, and distribution center management systems, and remediation will be done on the POS hardware operating system. As a contingency plan, the Company is preparing the newly acquired merchandising system for implementation. The new merchandising system will be installed if the remediated mainframe merchandising system fails.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to risks resulting from interest rate fluctuations since interest on the Company's borrowings under the Congress Facility are based on variable rates. If the Eurodollar rate were to increase 1% in Fiscal 2000 as compared to the rate at July 31, 1999, the Company's interest expense for Fiscal 2000 would increase $0.6 million based on the outstanding balance of the Congress Facility at July 31, 1999. The Company does not hold any derivative instruments and does not engage in hedging activities.

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

ITEM 5. OTHER INFORMATION

     On August 31, 1999, the Third Amendment to the Amended and Restated Loan and Security Agreement ("Third Amendment") was entered into between the Company and its subsidiaries and Congress Financial Corporation (Western). The Third Amendment, among other things, permits the Company to make certain investments provided that such investments do not exceed an aggregate amount of $20.0 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.1      Third Amendment to the Amended and Restated Loan and
           Security Agreement dated as of August 31, 1999 between
           Wherehouse and its subsidiaries and Congress Financial
           Corporation (Western).
 27.0      Financial Data Schedule

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WHEREHOUSE ENTERTAINMENT, INC.

Date: September 14, 1999
                                              /s/ ANTONIO C. ALVAREZ, II
                                          --------------------------------------
                                          ANTONIO C. ALVAREZ, II
                                          Chairman of the Board and Chief
                                          Executive Officer, and Director
                                          (Principal Executive Officer)

Date: September 14, 1999
                                                   /s/ MEHDI MAHDAVI
                                          --------------------------------------
                                          MEHDI MAHDAVI
                                          Vice President, Controller
                                          (Principal Accounting Officer)