Form 10-Q
period 1999-10-31
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 1999-12-15
CIK 1031754

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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

                         Common Stock, $.01 par value,
              10,781,570 shares outstanding as of December 3, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         WHEREHOUSE ENTERTAINMENT, INC.

                                                                       PAGE
                                                                       ----
FORWARD LOOKING STATEMENTS...........................................    3

                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets -- October 31, 1999
         (Unaudited) and January 31, 1999............................    4
         Consolidated Condensed Statements of Operations -- Three
         Months Ended October 31, 1999 and 1998 (Unaudited) and Nine
         Months Ended October 31, 1999 and 1998 (Unaudited)..........    5
         Consolidated Condensed Statements of Cash Flows -- Nine
         Months Ended October 31, 1999 and 1998 (Unaudited)..........    6
         Notes to Consolidated Condensed Financial Statements
         (Unaudited).................................................    7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation....................................    9

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   16
Item 5.  Other Information...........................................   16
Item 6.  Exhibits and Reports on Form 8-K............................   16

SIGNATURES...........................................................   17

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

     The registrant's operations are subject to factors outside its control. Any one, or a combination, of these factors could materially affect the results of the registrant's operations. These factors include (a) possible delays and difficulties in integrating the operations of the Acquired Business (as defined below) with those of Wherehouse; (b) the ability to retain the customers of the Acquired Business; (c) changes in levels of competition from current competitors and potential new competition from both retail stores and alternative methods or channels of distribution such as Internet and telephone shopping services and mail order; (d) loss of a significant vendor or prolonged disruption of product supply; (e) the presence or absence of popular new releases and products in the product categories the registrant sells and rents; (f) changes in levels of consumer spending, especially during seasonally significant periods; (g) changes in Federal and state income tax rules and regulations or interpretations of existing legislation; (h) changes in the general economic conditions in the United States including, but not limited to, consumer sentiment about the economy in general; (i) regulatory changes, including the investigation of minimum advertised pricing guidelines by the Federal Trade Commission, which may adversely affect the business in which the registrant is engaged; (j) the ability to attract and retain key personnel; (k) adverse results in significant litigation matters; and (l) adverse effects of Y2K problems.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WHEREHOUSE ENTERTAINMENT, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                              OCTOBER 31,     JANUARY 31,
                                                                  1999            1999
                                                              ------------    ------------
                                                              (UNAUDITED)
Current assets:
Cash and cash equivalents...................................  $  6,111,000    $ 15,009,000
  Receivables, net..........................................     3,588,000       5,207,000
  Inventories, net..........................................   287,253,000     226,648,000
  Other current assets......................................     2,823,000       2,807,000
  Deferred taxes............................................    12,410,000      14,003,000
                                                              ------------    ------------
         Total current assets...............................   312,185,000     263,674,000
Property, equipment, and improvements, net..................    78,694,000      68,531,000
Deferred taxes..............................................    11,837,000      12,409,000
Intangible assets, net......................................    39,165,000      41,282,000
Other assets, net...........................................     1,245,000       1,845,000
                                                              ------------    ------------
         Total assets.......................................  $443,126,000    $387,741,000
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and net uncleared checks.................  $168,560,000    $114,480,000
  Accrued expenses..........................................    31,721,000      43,590,000
  Store closing reserves....................................    11,379,000      25,205,000
  Reorganization liabilities................................     1,602,000       2,109,000
  Current portion of leases in excess of fair market
    value...................................................     3,271,000       3,271,000
  Current portion of capital lease obligations..............     4,574,000       4,207,000
                                                              ------------    ------------
         Total current liabilities..........................   221,107,000     192,862,000
Line of credit..............................................    78,359,000      37,349,000
Long-term debt..............................................     4,350,000       3,837,000
Capital lease obligations...................................    21,011,000      23,546,000
Leases in excess of fair market value.......................    22,047,000      25,929,000
Deferred rent and other long-term liabilities...............     5,693,000       6,040,000
                                                              ------------    ------------
         Total liabilities..................................   352,567,000     289,563,000
                                                              ------------    ------------
Shareholders' equity:
  Preferred stock, $.01 par value, 3,000,000 shares
    authorized, none issued.................................            --              --
  Common stock, $.01 par value, 24,000,000 shares
    authorized, 10,781,570 and 10,729,710 issued and
    outstanding at October 31, 1999 and January 31, 1999,
    respectively............................................       108,000         108,000
  Additional paid-in-capital................................    89,400,000      89,400,000
  Retained earnings.........................................     7,756,000      14,758,000
  Treasury stock, 25,000 shares.............................      (338,000)
  Notes receivable..........................................    (6,367,000)     (6,088,000)
                                                              ------------    ------------
         Total shareholders' equity.........................    90,559,000      98,178,000
                                                              ------------    ------------
         Total liabilities and shareholders' equity.........  $443,126,000    $387,741,000
                                                              ============    ============

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                     ---------------------------    ----------------------------
                                     OCTOBER 31,     OCTOBER 31,    OCTOBER 31,     OCTOBER 31,
                                         1999           1998            1999            1998
                                     ------------    -----------    ------------    ------------
Sale merchandise revenue...........  $163,279,000    $70,496,000    $517,353,000    $197,857,000
Rental revenue, net................     2,187,000      3,349,000       7,517,000      12,052,000
                                     ------------    -----------    ------------    ------------
          Total revenues...........   165,466,000     73,845,000     524,870,000     209,909,000
Cost of sale merchandise revenue...   101,739,000     44,845,000     333,867,000     125,037,000
                                     ------------    -----------    ------------    ------------
  Gross profit.....................    63,727,000     29,000,000     191,003,000      84,872,000
Selling, general and administrative
  expenses.........................    59,825,000     26,907,000     179,962,000      74,476,000
Depreciation and amortization......     5,983,000      1,780,000      17,127,000       5,072,000
                                     ------------    -----------    ------------    ------------
  (Loss) income from operations....    (2,081,000)       313,000      (6,086,000)      5,324,000
Interest expense...................     2,057,000      1,199,000       5,884,000       1,418,000
Interest income....................       (95,000)      (527,000)       (300,000)     (1,888,000)
                                     ------------    -----------    ------------    ------------
  (Loss) income before income
     taxes.........................    (4,043,000)      (359,000)    (11,670,000)      5,794,000
(Benefit) provision for income
  taxes............................    (1,617,000)      (141,000)     (4,668,000)      2,397,000
                                     ------------    -----------    ------------    ------------
  Net (loss) income................  $ (2,426,000)   $  (218,000)   $ (7,002,000)   $  3,397,000
                                     ============    ===========    ============    ============
Net (loss) income per common share:
  Basic............................  $      (0.23)   $     (0.02)   $      (0.65)   $       0.32
                                     ============    ===========    ============    ============
  Diluted..........................  $      (0.23)   $     (0.02)   $      (0.65)   $       0.29
                                     ============    ===========    ============    ============
Weighted average common shares
  outstanding -- Basic.............    10,756,570     10,744,108      10,734,405      10,673,265
                                     ============    ===========    ============    ============
Weighted average common shares and
  common equivalent shares
  outstanding -- Diluted...........    10,756,570     10,744,108      10,734,405      11,517,902
                                     ============    ===========    ============    ============

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              OCTOBER 31,      OCTOBER 31,
                                                                  1999            1998
                                                              ------------    -------------
OPERATING ACTIVITIES:
Net (loss) income...........................................  $ (7,002,000)   $   3,397,000
Adjustments to reconcile net (loss) income to net cash used
  in operating activities:
  Depreciation and amortization.............................    17,127,000        5,072,000
  Rental amortization included in cost of rentals...........     4,108,000        9,167,000
  Book value of rental inventory dispositions, included in
     cost of rentals........................................       817,000        1,565,000
  Changes in operating assets and liabilities:
     Receivables, net.......................................     1,619,000       (4,198,000)
     Inventories, net.......................................   (67,708,000)     (23,491,000)
     Rental inventory purchases.............................    (4,420,000)      (9,531,000)
     Other current assets...................................       (16,000)        (613,000)
     Accounts payable, accrued expenses and other current
       liabilities..........................................    44,425,000       18,638,000
     Store closure reserves.................................   (12,196,000)
     Other long-term liabilities............................      (347,000)
                                                              ------------    -------------
          Net cash (used in) provided by operating
            activities......................................   (23,593,000)           6,000
                                                              ------------    -------------
INVESTING ACTIVITIES:
Purchase of property, equipment and improvements............   (24,643,000)      (5,142,000)
Decrease (increase) in other assets.........................       600,000         (544,000)
Cash paid for business acquisition, net of cash acquired....                   (117,564,000)
                                                              ------------    -------------
          Net cash used in investing activities.............   (24,043,000)    (123,250,000)
                                                              ------------    -------------
FINANCING ACTIVITIES:
Net borrowings under line of credit.........................    41,010,000       97,823,000
Payments on capital lease obligations and long-term debt....    (1,655,000)        (169,000)
Purchase of common stock....................................      (338,000)
Issuance of new stock from warrants.........................                         25,000
Interest on notes receivable................................      (279,000)        (280,000)
                                                              ------------    -------------
          Net cash provided by financing activities.........    38,738,000       97,399,000
                                                              ------------    -------------
Net decrease in cash and cash equivalents...................    (8,898,000)     (25,845,000)
Cash and cash equivalents at beginning of the period........    15,009,000       54,720,000
                                                              ------------    -------------
Cash and cash equivalents at end of the period..............  $  6,111,000    $  28,875,000
                                                              ============    =============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................  $  5,334,000    $     991,000
     Income taxes...........................................  $  7,382,000    $   1,362,000
  Noncash investing and financing activities:
     Fair value of assets acquired..........................                  $ 289,134,000
     Cash paid..............................................                    117,564,000
                                                                              -------------
     Liabilities assumed....................................                  $ 171,570,000
                                                                              =============

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

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

     The interim unaudited consolidated condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal, so operating results for the nine months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending January 31, 2000 ("Fiscal 2000"). Certain reclassifications have been made to the 1999 consolidated condensed financial statements to conform to the current presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the Company's fiscal year ended January 31, 1999 ("Fiscal 1999").

2. SUBSEQUENT EVENT

     On November 17, 1999, the Company agreed to enter into an equity investment and strategic partnership agreement (the "Agreement") with CheckOut.com, LLC ("CheckOut.com"), an Internet content provider and e-commerce retailer of music, movies and games, by which the Company will have an equity interest in CheckOut.com of approximately 49%. Under the terms of the Agreement, CheckOut.com will become the exclusive Internet website partner for the above referenced product categories for Wherehouse Music. CheckOut.com will be integrated into all of the Company's marketing and advertising associated with the Company's stores nationwide. Under the terms of the Agreement, the Company will invest up to $20.0 million in CheckOut.com over the next year. As a part of this transaction, it is expected that CheckOut.com's other significant investor will make a $5.0 million equity investment in the Company.

3. ACQUISITION

     On October 26, 1998, pursuant to a Stock Purchase Agreement dated as of August 10, 1998 (the "Purchase Agreement"), the Company acquired (the "Acquisition") from Viacom International Inc. (the "Seller") all of the capital stock of certain retail music subsidiaries of the Seller (the "Acquired Business"). The Acquired Business, which operated under the name "Blockbuster Music", consisted of 378 stores (the "Acquired Stores") in 33 States. In June 1999, the Company completed the systems integration of the Acquired Stores, and all of the Acquired Stores are currently operating under the "Wherehouse Music" name.

     On September 8, 1999, the Company reached an agreement with the Seller with respect to a purchase price adjustment based on working capital, as set forth in the Purchase Agreement, plus a settlement of certain other issues. The final purchase price was $122.3 million, including direct acquisition costs of $4.7 million, resulting in an increase in intangible assets of $3.8 million as of October 31, 1999.

     The Acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair values at the Acquisition date based on valuations and other studies. The results of operations of the Acquired Business for the period beginning October 26, 1998 through October 31, 1998 and for the nine months and the quarter ended October 31, 1999 are reflected in the accompanying unaudited consolidated condensed financial statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                                  (UNAUDITED)

     Upon the consummation of the Acquisition, the Company's senior management began formulating its plan to close certain stores which, due to the Acquisition, competed in the same trade areas as other stores (the "Store Closure Plan"). The Store Closure Plan, which was finalized in January, 1999, anticipates the closing of 70 stores (51 Acquired Stores and 19 existing Wherehouse stores) located in 17 states. The Company has closed 59 of these stores (42 Acquired Stores and 17 existing Wherehouse stores) as of October 31, 1999. Two additional stores are scheduled to be closed by January 31, 2000. The Company is negotiating with landlords to terminate the leases on the remaining nine stores.

     During Fiscal 1999, the Company recorded accruals in the purchase price allocation for store closure reserve -- Acquired Stores and leases in excess of fair market value. The following is a rollforward of the activity of these reserves:

                                          ACCRUAL AS OF     CHARGES                      BALANCE AS OF
                                           JANUARY 31,      AGAINST                       OCTOBER 31,
                                              1999          RESERVE     ADJUSTMENTS(2)       1999
                                          -------------   -----------   --------------   -------------
Store closure reserve -- Acquired
  Stores(1).............................   $22,612,000    $ 8,200,000     $4,083,000      $10,329,000
Leases in excess of fair market value...    29,200,000      2,453,000      1,429,000       25,318,000
                                           -----------    -----------     ----------      -----------
          Total.........................   $51,812,000    $10,653,000     $5,512,000      $35,647,000
                                           ===========    ===========     ==========      ===========

---------------
(1) Consists substantially of lease termination costs.

(2) Adjustments relating to certain lease settlement costs decreased intangible assets by $3.3 million, net of deferred income taxes as of October 31, 1999.

     During Fiscal 1999, the Company recorded accruals related to the planned closing of 19 existing Wherehouse stores. The following is a rollforward of the activity of the store closure reserve -- existing stores:

                                                        ACCRUAL AS OF     CHARGES      BALANCE AS OF
                                                         JANUARY 31,      AGAINST       OCTOBER 31,
                                                            1999          RESERVE          1999
                                                        -------------    ----------    -------------
Store closure reserve -- Existing Stores(1)...........   $2,593,000      $1,543,000     $1,050,000
                                                         ==========      ==========     ==========

---------------
(1) Consists substantially of lease termination costs.

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

     The results of operations for the quarter and the nine months ended October 31, 1998 include the operating results of the Acquired Stores from October 26, 1998 to October 31, 1998.

RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED OCTOBER 31, 1999 AND OCTOBER 31, 1998

  Revenues

     Net revenues were $165.5 million and $73.8 million for the quarters ended October 31, 1999 (the third quarter of Fiscal 2000) and October 31, 1998 (the third quarter of Fiscal 1999), respectively. The increase of $91.7 million was attributable to the addition of the Acquired Stores, which contributed $98.7 million in net revenues during the third quarter of Fiscal 2000 compared to $6.7 million for the period from October 26, 1998 to October 31, 1998.

     Excluding the Acquired Stores, net revenues decreased to $66.8 million during the third quarter of Fiscal 2000 from $67.1 million during the third quarter of Fiscal 1999. The decrease of $0.3 million was attributable to a $1.1 million decline in net rental revenue offset by an increase in sale merchandise revenue (defined below) of $0.8 million.

     A summary of total sale merchandise and rental revenue by category is provided below:

                      SALE MERCHANDISE AND RENTAL REVENUES
                                  BY CATEGORY
                             (DOLLARS IN MILLIONS)

                                                               QUARTER ENDED
                                                                OCTOBER 31,
                                                              ----------------
                                                              1999*     1998**
                                                              ------    ------
Sale merchandise revenue:
Music.......................................................  $143.9    $60.4
  Other, principally sales of new videocassettes, DVDs,
     video game software and hardware, general merchandise
     and ticket commissions.................................    19.4     10.1
                                                              ------    -----
          Total sale merchandise revenue....................   163.3     70.5
Rental revenue, net.........................................     2.2      3.3
                                                              ------    -----
          Total revenue.....................................  $165.5    $73.8
                                                              ======    =====

---------------
 * Includes revenue of the Acquired Business from August 1, 1999 to October 31, 1999.

** Includes revenue of the Acquired Business from October 26, 1998 to October 31, 1998.

     A. Sale merchandise revenue. Sales of prerecorded music, new videocassettes, DVDs, video game software and hardware and general merchandise (collectively referred to as "sale merchandise") continue to represent the greatest portion of the Company's revenues. For the third quarter of Fiscal 2000, sale merchandise revenue represented 98.7% of aggregate revenues, compared to 95.5% during the third quarter of Fiscal 1999, an increase of 3.2%. This increase results from the combined impact of the additional sale merchandise revenue derived from the Acquired Business and a decrease in the number of stores engaged in the rental business.

     Sale merchandise revenue was $163.3 million in the third quarter of Fiscal 2000 compared to $70.5 million in the third quarter of Fiscal 1999. This increase in sale merchandise revenue was attributable to the addition of the Acquired Stores.

     Management defines same-store sales as sales from stores that were open for the full period in both periods of comparison. On a same-store basis, excluding the closed 9 Wherehouse stores during the nine months ended October 31, 1999 and the Acquired Stores, sale merchandise revenue increased by approximately 5.0% during the third quarter of Fiscal 2000 as compared to the third quarter of Fiscal 1999. Management believes that the increase in same-store sale merchandise revenue was principally the result of continuing improvements in music catalog inventory management, new initiatives such as an expanded DVD selection, and re-merchandising activities which occurred in certain stores. Management estimates that, on a same-store basis, sale merchandise revenue for the Acquired Stores decreased by 6.5% during the third quarter of Fiscal 2000 compared to the same period in Fiscal 1999. This decrease is principally due to the negative impact on revenues of activities associated with the integration of the Acquired Stores, including the implementation of a name change from "Blockbuster Music" to "Wherehouse Music".

     B. Rental revenue, net. Rental revenue, net includes the proceeds from the rental of videocassettes, DVDs, video games and game players, and audiocassette books, and from the sale of previously viewed videocassettes and previously played video games net of cost of rentals. Rental revenue, net was $2.2 million in the third quarter of Fiscal 2000 and $3.3 million in the third quarter of Fiscal 1999, representing a decrease of $1.1 million or 34.7% due to increased competition in the rental market and fewer of the Company's stores offering rental products.

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

  Cost of Revenue

     Cost of sale merchandise revenue was $101.7 million for the third quarter of Fiscal 2000, as compared with $44.8 million for the same period last year, an increase of $56.9 million, which was principally due to the Acquired Stores. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 62.3% for the third quarter of Fiscal 2000 as compared with 63.6% for the third quarter of Fiscal 1999. Such decrease was due principally to changes in product sales mix and lower inventory unit costs incurred subsequent to the Acquired Stores conversion to the Company's POS system.

  Operating Expenses

     Selling, general and administrative ("SG&A") expenses for the third quarter of Fiscal 2000 were $59.8 million, compared to $26.9 million for the third quarter of Fiscal 1999, an increase of $32.9 million. The increase was principally related to the operating expenses of the Acquired Stores.

     SG&A expenses were 36.2% of revenue in the third quarter of Fiscal 2000, compared to 36.4% of revenue in the third quarter of Fiscal 1999, a decrease of 0.2%. The 0.2% decrease in SG&A expenses as a percentage of revenues is due primarily to a reduction in corporate overhead offset by increased shipping and freight charges for inventory being sent to store locations, primarily consisting of non-recurring incremental distribution costs of $1.4 million related to the Acquired Stores.

     Depreciation and amortization expense was $6.0 million in the third quarter of Fiscal 2000 compared to $1.8 million in the third quarter of Fiscal 1999, an increase of $4.2 million. The increase is principally related to depreciation expense of the Acquired Stores and amortization expense of intangible assets related to the Acquisition.

  Interest Expense

     Interest expense for the third quarter of Fiscal 2000 was $2.1 million, compared to $1.2 million for the third quarter of Fiscal 1999, an increase of $0.9 million. This increase was primarily attributable to interest expense of $1.4 million incurred due to borrowings under the Company's revolving line of credit with Congress Financial Corporation (Western) (the "Congress Facility"). Such borrowings were used mainly to finance a portion of the cost of the Acquisition and for the funding of working capital.

  Interest Income

     Interest income for the third quarter of Fiscal 2000 was $0.1 million, as compared to $0.5 million for the third quarter of Fiscal 1999. The decrease of $0.4 million was the result of a decline in short-term investments of excess cash. Such excess cash was used mainly to pay down the Company's borrowings under the Congress Facility.

  Income Taxes

     The Company recorded a tax benefit of $1.6 million for the third quarter of Fiscal 2000 compared to $0.1 million for the third quarter of Fiscal 1999. The tax benefit for the third quarter of Fiscal 2000 represents an effective rate of 40.0%, which the Company estimates will be its effective rate for Fiscal 2000.

  EBITDA

     EBITDA represents income (loss) from operations, plus depreciation and amortization. Management believes that, due to the combined format of rental product and sale merchandise and certain non-recurring costs related to the Acquisition, a more appropriate calculation of EBITDA (hereinafter referred to as "Adjusted EBITDA") should include an adjustment for such non-recurring costs and the net difference between rental amortization plus the book value of rental dispositions less rental inventory purchased during the period. The Company has included certain information concerning Adjusted EBITDA because management believes it would be useful information for certain investors and analysts to analyze operating performance and to determine the Company's ability to service debt.

     Adjusted EBITDA for the third quarter of Fiscal 2000 was $4.0 million compared to $2.9 million for the third quarter of Fiscal 1999. During the third quarter of Fiscal 2000, the Company incurred certain incremental and non-recurring costs related to the Acquisition and Y2K remediation. Excluding non-recurring incremental distribution costs of $1.4 million and additional Y2K remediation costs of $0.2 million, Adjusted EBITDA for the third quarter of Fiscal 2000 would have been $5.6 million. The increase in Adjusted EBITDA was principally due to the EBITDA contributed by the Acquired Stores.

     The method of calculating Adjusted EBITDA set forth above may be different from calculations of EBITDA employed by other companies and, accordingly, may not be directly comparable to such other computations. Adjusted EBITDA should not be viewed as a substitute for GAAP measurements such as net income or cash flow from operations, rather it is presented as supplementary information.

FOR THE NINE-MONTH PERIODS ENDED OCTOBER 31, 1999 AND OCTOBER 31, 1998

  Revenues

     Net revenues were $524.9 million and $209.9 million for the nine months ended October 31, 1999 and October 31, 1998, respectively. The increase of $315.0 million was attributable to the addition of the Acquired Stores, which contributed $315.5 million in net revenues during the nine-months ended October 31, 1999 compared to $6.7 million for the period from October 26, 1998 to October 31, 1998 partially offset by a decrease in net rental revenue of $4.5 million.

     Excluding the Acquired Stores, net revenues increased to $209.4 million during the third quarter of Fiscal 2000 from $203.2 million during the third quarter of Fiscal 1999. The increase of $6.2 million is attributable to an increase in sale merchandise revenue of $10.7 million offset by a $4.5 million decline in net rental revenue.

     A summary of total sale merchandise and rental revenue by category is provided below:

                      SALE MERCHANDISE AND RENTAL REVENUES
                                  BY CATEGORY
                             (DOLLARS IN MILLIONS)

                                                              NINE MONTHS ENDED
                                                                 OCTOBER 31,
                                                              ------------------
                                                               1999*     1998**
                                                              -------    -------
Sale merchandise revenue:
  Music.....................................................  $458.9     $171.6
  Other, principally sales of new videocassettes, DVDs,
     video game software and hardware, general merchandise
     and ticket commissions.................................    58.5       26.3
                                                              ------     ------
          Total sale merchandise revenue....................   517.4      197.9
Rental revenue, net.........................................     7.5       12.0
                                                              ------     ------
          Total revenue.....................................  $524.9     $209.9
                                                              ======     ======

---------------
 * Includes revenue of the Acquired Business from February 1, 1999 to October 31, 1999.

** Includes revenue of the Acquired Business from October 26, 1998 to October
   31, 1998.

     A. Sale merchandise revenue. For the nine months ended October 31, 1999, sale merchandise revenue represented 98.6% of aggregate revenues, compared to 94.3% for the nine months ended October 31, 1998, an increase of 4.3%. This increase results from the combined impact of the additional sale merchandise revenue derived from the Acquired Business and a decrease in the number of stores engaged in the rental business.

     Sale merchandise revenue was $517.4 million for the nine months ended October 31, 1999 compared to $197.9 million for the nine months ended October 31, 1998. This increase in sale merchandise revenue was primarily attributable to the addition of the Acquired Stores.

     On a same-store basis, excluding the 9 Wherehouse stores closed during the nine month period ended October 31, 1999 and the Acquired Stores, sale merchandise revenue increased by approximately 7.9% for the nine months ended October 31, 1999, as compared to the nine months ended October 31, 1998. Management believes that the increase in same-store sale merchandise revenue was principally the result of improvements in music catalog inventory management, new initiatives such as an expanded DVD selection, and re-merchandising activities which occurred in certain stores. Management estimates that, on a same-store basis, sale merchandise revenue for the Acquired Stores decreased by 2.9% during the nine-months ended October 31, 1999 compared to the same period in Fiscal 1999. This decrease is principally due to the negative impact on revenues of activities associated with the integration of the Acquired Stores. Such integration activities included conversions to the Company's POS system and other systems integration as well as the implementation of a name change from "Blockbuster Music" to "Wherehouse Music" for the Acquired Stores.

     B. Rental revenue, net. Rental revenue, net was $7.5 million for the nine months ended October 31, 1999 and $12.0 million for the nine months ended October 31, 1998, representing a decrease of $4.5 million or 36.7% due to the increased competition in the rental market and fewer of the Company's stores offering rental products.

  Cost of Revenue

     Cost of sale merchandise revenue was $333.9 million for the nine months ended October 31, 1999, as compared with $125.0 million for the same period last year, an increase of $208.9 million, which was due to the Acquired Stores. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 64.5% for the nine months ended October 31, 1999 as compared with 63.2% for the nine months ended October 31, 1998. Such costs were negatively impacted by approximately $2.5 million due to the incremental costs associated with the use of a third-party distributor to handle music and sale video inventory replenishment for the Acquired Stores, and other transition-related costs. These incremental distribution costs resulted from the Seller's inability to support the fulfillment of music product from its distribution facility, the time required to convert the Acquired Stores to the Company's POS system, and the time required to expand the Company's distribution facility so that it could support the Acquired Stores. As of July 31, 1999, these incremental costs were discontinued. All of the Acquired Stores have been converted to the Company's POS system and inventory for the Acquired Stores is being fulfilled through the Company's distribution facility on the same basis that inventory is fulfilled at the existing Wherehouse stores.

     Excluding the impact of this $2.5 million non-recurring incremental cost, cost of sale merchandise revenue, as a percentage of sale merchandise revenue, would have been 64.1% for the nine months ended October 31, 1999 as compared with 63.2% for the nine months ended October 31, 1998, an increase of 0.9%. Such increase is entirely attributable to higher cost of sale merchandise revenue incurred by the Acquired Stores which, in turn, is attributable to higher shrinkage accruals for the Acquired Stores, as well as higher unit purchase costs for the Acquired Stores prior to the conversion to the Company's POS system.

  Operating Expenses

     SG&A expenses for the nine months ended October 31, 1999 were $180.0 million, compared to $74.5 million for the nine months ended October 31, 1998, an increase of $105.5 million. This increase was principally related to the operating expenses of the Acquired Stores.

     SG&A expenses were 34.3% of revenue in the nine months ended October 31, 1999, compared to 35.5% of revenue in the nine months ended October 31, 1998, a decrease of 1.2%. During the nine months ended October 31, 1999, the Company incurred non-recurring costs related to the integration of the Acquired Stores of approximately $5.2 million. The non-recurring integration costs, principally related to the name change of the Acquired Stores and the conversion of those stores to the Company's POS system, were offset by decreases in corporate overhead and distribution expense as a percentage of revenue.

     Depreciation and amortization expense was $17.1 million in the nine months ended October 31, 1999 compared to $5.1 million in the nine months ended October 31, 1998, an increase of $12.0 million. This increase is principally related to depreciation expense of the Acquired Stores and amortization expense of intangible assets related to the Acquisition.

  Interest Expense

     Interest expense for the nine months ended October 31, 1999 was $5.9 million, compared to $1.4 million for the nine months ended October 31, 1998, an increase of $4.5 million. This increase was primarily attributable to interest expense of $4.0 million incurred due to borrowings under the Congress Facility. Such borrowings were used mainly to finance a portion of the cost of the Acquisition and for the funding of working capital.

  Interest Income

     Interest income for the nine months ended October 31, 1999 was $0.3 million, as compared to $1.9 million for the nine months ended October 31, 1998. The decrease of $1.6 million was the result of a decline in short-term investments of excess cash. Such excess cash was used mainly to pay down the Company's borrowings under the Congress Facility.

  Income Taxes

     The Company recorded a tax benefit of $4.7 million for the nine months ended October 31, 1999 compared to a tax provision of $2.4 million for the nine months ended October 31, 1998. The tax benefit for the nine months ended October 31, 1999 represents an effective rate of 40.0%, which the Company estimates will be its effective rate for Fiscal 2000.

  EBITDA

     Adjusted EBITDA for the nine months ended October 31, 1999 was $11.5 million compared to $12.1 million for the nine months ended October 31, 1998. During the nine months ended October 31, 1999, the Company incurred certain non-recurring incremental costs related to the Acquisition. Excluding non-recurring incremental distribution costs of $3.9 million, non-recurring integration costs of $5.2 million, and additional Y2K remediation costs of $0.2 million, Adjusted EBITDA would have been $20.8 million.

     The method of calculating Adjusted EBITDA used by the Company may be different from calculations of EBITDA employed by other companies and, accordingly, may not be directly comparable to such other computations. Adjusted EBITDA should not be viewed as a substitute for GAAP measurements such as net income or cash flow from operations, rather it is presented as supplementary information.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended October 31, 1999, the Company's net cash used in operating activities was $23.6 million primarily due to an increase in inventory levels and the settlement of store closing reserves partially offset by an increase in accounts payable and accrued expenses. The increase in inventory and accounts payable is a result of normal seasonal patterns.

     Net cash used in investing activities during the nine months ended October 31, 1999 was $24.0 million primarily due to capital expenditures totaling $24.6 million for the acquisition of property, equipment and improvements to support the POS systems conversion, distribution facility improvements, name change, and re-merchandising activities related to the Acquired Stores. Financing of capital expenditures has generally been provided by cash from operations and borrowings under the Congress Facility. Net cash used in investing activities during the nine months ended October 31, 1998 included $117.6 million in cash paid for the Acquisition.

     Net cash provided by financing activities for the nine months ended October 31, 1999 was $38.7 million primarily due to net borrowings under the Congress Facility. At October 31, 1998, cash provided by financing activities included net borrowings under the Congress Facility of $97.8 million which was used primarily to finance the acquisition of the Acquired Stores.

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

IMPACT OF THE YEAR 2000

     The Company has been actively addressing the internal system concerns related to the Year 2000 ("Y2K") problem, and in January, 1999 the Company created a Y2K Project Committee. This committee established guidelines for and directs the Y2K efforts. The primary objective of this committee is to ensure the Company's ability to operate with its internal systems in the Year 2000. The secondary objective is to assess all non-Information Technology ("IT") departments and external vendors' state-of-readiness and Y2K compliance.

  (1) The Company's State of Readiness

     Internal IT Systems -- The Company has purchased and installed new financial and distribution center management systems, all of which have been confirmed to be Y2K compliant. The Company's existing merchandising system was remediated by an external vendor and has been tested and installed. The Company also plans to install a new merchandising system, which is Y2K compliant, in early 2000. Until such installation is complete, the Company expects to be able to utilize its existing remediated merchandising system. The existing store POS application has been remediated, tested, and installed at all of the Company's stores. The existing store POS hardware operating system is Y2K compliant. The Company has replaced the systems with Y2K compliant equipment in all existing stores. As such, all the stores' hardware and software IT Systems are Y2K compliant.

     External Vendors -- The Company is aware of significant Y2K remediation work being performed by its major vendors. The Y2K Project Committee initiated communication with the Company's significant suppliers regarding their Y2K readiness. The Company has focused extensively on its second tier suppliers in the third quarter of Fiscal 2000.

  (2) The Costs to Address the Company's Year 2000 Issues

     The Company does not consider the replacement of its corporate systems as a Y2K expense because installation of the new major corporate systems is required to address additional business functionality. Costs relating to the remediation of the Company's existing mainframe-based corporate system of approximately $1.8 million, performed as a contingency measure, were recorded in Fiscal 1999. The Company's internal personnel and other resources performed the store POS software remediation. The POS operating system upgrade cost approximately $2.0 million, principally for new POS related hardware. The Company's internal personnel will handle all other projects.

  (3) The Risks of the Company's Year 2000 Issues

     The Company has completed a detailed risk assessment of its major systems. The Company plans to devote the necessary resources to resolve all significant Y2K issues in a timely manner. However, there can be no absolute assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. The Company believes the most likely risks are delays in receiving merchandise from vendors, shipping product to stores, accessing various types of information or communicating effectively with financial institutions or vendors. In the event vendors, suppliers or service providers suffer significant disruption as a result of Y2K compliance failures, the Company has developed a contingency plan which includes alternate vendors, suppliers and service providers.

  (4) The Company's Contingency Plans

     The Company has developed contingency plans for the merchandising, financial, distribution center management, and POS hardware operating systems. New application software has been installed for financial, and distribution center management systems, and remediation has been done on the POS hardware operating system. As a contingency plan, the Company is preparing the newly acquired merchandising system for implementation. The new merchandising system will be installed if the remediated mainframe merchandising system fails.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to risks resulting from interest rate fluctuations since interest on the Company's borrowings under the Congress Facility are based on variable rates. If the Eurodollar rate were to increase 1% in Fiscal 2000 as compared to the rate at October 31, 1999, the Company's interest expense for Fiscal 2000 would increase $0.4 million based on the outstanding balance of the Congress Facility at October 31, 1999. The Company does not hold any derivative instruments and does not engage in hedging activities.

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

ITEM 5. OTHER INFORMATION

     On November 16, 1999, the Fourth Amendment to the Amended and Restated Loan and Security Agreement ("Fourth Amendment") was entered into between the Company and its subsidiaries and Congress Financial Corporation (Western). The Fourth Amendment provides for, among other things, (i) an increase in the ability of the Company to make certain investments provided that such investments do not exceed an aggregate amount of $50.0 million, (ii) the ability to sell common stock of Wherehouse Entertainment, Inc. provided that the consideration received be in cash or the amount of stock issued is less than 15% of the outstanding common stock of Wherehouse Entertainment, Inc. at the time of issuance, and
(iii) consent, subject to certain conditions, to any future merger, consolidation or sale of assets of Wherehouse.com, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
         10.1      Fourth Amendment to the Amended and Restated Loan and
                   Security Agreement dated as of November 16, 1999 between the
                   Company and its subsidiaries and Congress Financial
                   Corporation (Western).
         27.0      Financial Data Schedule.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WHEREHOUSE ENTERTAINMENT, INC.

Date: December 15, 1999                                       /s/ ANTONIO C. ALVAREZ, II
                                               --------------------------------------------------------
                                                                ANTONIO C. ALVAREZ, II
                                                           Chairman of the Board and Chief
                                                           Executive Officer, and Director
                                                            (Principal Executive Officer)

Date: December 15, 1999                                          /s/ MARK A. VELARDE
                                               --------------------------------------------------------
                                                                   MARK A. VELARDE
                                                             Executive Vice President and
                                                               Chief Financial Officer
                                                            (Principal Financial Officer)

Date: December 15, 1999                                           /s/ MEHDI MAHDAVI
                                               --------------------------------------------------------
                                                                    MEHDI MAHDAVI
                                                              Vice President, Controller
                                                            (Principal Accounting Officer)