Form 10-K
period 2000-01-31
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 2000-05-01
CIK 1031754

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

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

                                 (310) 965-8300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 21, 2000, the aggregate book value of the estimated voting and non-voting stock held by non-affiliates of the registrant was $17,495,106.(1)

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of April 21, 2000, 11,026,421 shares of the registrant's common stock were issued and outstanding and approximately 4,700 additional shares were expected to be issued pursuant to an anti-dilution provision of a stock subscription agreement with A&M Investment Associates #3, LLC.
---------------
(1) There is no established trading market for the voting stock of the registrant. Accordingly, the registrant has utilized book value per share for purposes of the foregoing calculations concerning voting and non-voting stock held by non-affiliates. This calculation of book value per share is not intended to represent the price at which those shares trade. As of April 21, 2000, 11,026,421 shares of the registrant's voting stock were issued and outstanding. All but 1,329,236 of those shares were issued pursuant to a bankruptcy plan of reorganization. See Item 1 -- "Business -- Reorganization Under Chapter 11" below. At April 21, 2000, the registrant estimates that approximately 4,700 additional shares of its voting stock may be issued pursuant to an anti-dilution provision of a stock subscription agreement with A&M Investment Associates #3, LLC, after which a total of approximately 11,031,121 shares of the registrant's voting stock will be issued and outstanding. The registrant estimates that of the number of total outstanding shares, approximately 1,995,519 shares will be held by non-affiliates of the registrant. The book value of voting and non-voting stock held by non-affiliates of the registrant specified above assumes the issuance of all 11,031,121 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The sections of this Annual Report on Form 10-K containing such forward-looking statements include "Business -- Acquisition of Blockbuster Music", "Business -- Reorganization Under Chapter 11", "Business -- Merchandise Sale Products", "Business -- Video and Other Product Rentals", "Business -- Competition" under Item 1 below; "Holders" under
Item 5 below; and "Management's Discussion and Analysis of Financial Condition and Results of Operation" under Item 7 below. Statements in this Annual Report on Form 10-K which address activities, events or developments that the registrant expects or anticipates will or may occur in the future, including such things as future issuance of shares, future capital expenditures (including the amount and nature thereof), expansion and other developments and technological trends of industry segments in which the registrant is active, business strategy, expansion and growth of the registrant's and its competitors' business and operations and other such matters are forward-looking statements. You can find many of these statements by looking for words like "believes," "expects," "anticipates," or similar expressions in this Annual Report on Form 10-K. Although the registrant believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the registrant.

     The registrant's operations are subject to factors outside its control. Any one, or a combination, of these factors could materially affect the results of the registrant's operations. These factors include (a) changes in levels of competition from current competitors and potential new competition from both retail stores and alternative methods or channels of distribution such as Internet and telephone shopping services and mail order; (b) loss of a significant vendor or prolonged disruption of product supply; (c) the presence or absence of popular new releases and products in the product categories the registrant represents; (d) changes in levels of consumer spending, especially during seasonally significant periods; (e) changes in Federal and state income tax rules and regulations or interpretations of existing legislation; (f) changes in the general economic conditions in the United States including, but not limited to, consumer sentiment about the economy in general; (g) regulatory changes, including the investigation of minimum advertised pricing guidelines by the FTC, which may adversely affect the business in which we are engaged; (h) the ability to attract and retain key personnel; (i) adverse results in significant litigation matters; and (j) increased or unexpected costs or other adverse effects associated with Y2K compliance.

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

                                     PART I

ITEM 1. BUSINESS

     The registrant, Wherehouse Entertainment, Inc. ("New Wherehouse") was incorporated under the laws of the State of Delaware on November 15, 1996 as WEI Acquisition Co. On January 31, 1997, New Wherehouse acquired substantially all the assets of Wherehouse Dissolution Co. ("Old Wherehouse"), a Delaware corporation, and Old Wherehouse's parent Company, WEI Holdings, Inc., a Delaware corporation ("WEI"), pursuant to a Chapter 11 plan of reorganization (as described in "Reorganization Under Chapter 11" below). Prior to such acquisition, Old Wherehouse was known as "Wherehouse Entertainment, Inc.", and, after such acquisition, Old Wherehouse changed its name to "Wherehouse Dissolution Co." After acquiring substantially all the assets of Old Wherehouse, New Wherehouse changed its name to "Wherehouse Entertainment, Inc.", and, as the successor to Old Wherehouse, has undertaken to continue the obligations of Old Wherehouse to file all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. Except as expressly indicated or unless the context otherwise requires, the "Company", "Wherehouse", "we", "our", or "us" means Wherehouse Entertainment, Inc. and its subsidiaries and, where the discussion relates to the continuing business operations of Old Wherehouse and New Wherehouse and its subsidiaries, New Wherehouse and Old Wherehouse, collectively.

     The Company's fiscal year ends on January 31. References to "Fiscal 2000," "Fiscal 1999" and "Fiscal 1998" refer to the fiscal years ended January 31, 2000, January 31, 1999, and January 31, 1998, respectively.

ACQUISITION OF BLOCKBUSTER MUSIC

     On October 26, 1998, pursuant to a Stock Purchase Agreement dated as of August 10, 1998 (the "Purchase Agreement"), the Company acquired (the "Acquisition") all of the capital stock of certain retail music subsidiaries (the "Acquired Business") from Viacom International Inc. ("Seller"). The Acquired Business operated under the name "Blockbuster Music" and is referred to as "Blockbuster Music" throughout this Report on Form 10-K. At the date of Acquisition, the Acquired Business consisted of 378 Blockbuster Music stores (the "Acquired Stores") in 33 states. In June 1999, the Company completed the systems integration of the Acquired Stores, and all of the currently operating Acquired Stores are operating under the "Wherehouse Music" name. The initial purchase price was subject to a purchase price adjustment mechanism based on working capital as set forth in the Purchase Agreement. On September 8, 1999, the Company reached an agreement with the Seller with respect to this purchase price adjustment based on working capital plus a settlement of certain other issues. The final purchase price was $122.3 million, including direct acquisition costs of $4.7 million.

     The Acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the Acquisition date based on valuations and other studies. The results of operations of the Acquired Business are reflected in the accompanying consolidated financial statements from October 26, 1998.

GENERAL

     With the Acquisition of the Blockbuster Music stores, Wherehouse is now, in terms of both revenues and store count, one of the largest retailers of prerecorded music in the United States.

     As of January 31, 2000, Wherehouse operated 529 stores in 31 states. Between February 1, 2000 and April 21, 2000, the Company closed 13 former Blockbuster Music stores. All but 10 of Wherehouse's stores operate under the name "The Wherehouse", "Wherehouse Music" or "Wherehouse Entertainment". The remaining 10 stores operate under the names "Tu Musica" and "Odyssey".

     Wherehouse sells prerecorded music, videocassettes, DVDs, video games, personal electronics (including personal stereos, portable stereos, headphones and related merchandise), blank audiocassettes and videocassettes, and accessories. In Fiscal 2000 on a consolidated basis, sales of prerecorded music, videocassettes, DVDs, video games, and accessories accounted for 98.7% of the Company's revenues.

                      SALES AND RENTAL REVENUE BY CATEGORY
                             (DOLLARS IN MILLIONS)

                                                               FISCAL YEARS ENDED JANUARY 31,
                                                              --------------------------------
                                                               2000*       1999**       1998
                                                              --------    --------    --------
Sale Merchandise Revenue:
  Music.....................................................   $663.2      $422.1      $239.2
  Other, principally sales of new videocassettes, DVDs,
     video game software and hardware, general merchandise
     and ticket commissions.................................     92.9        42.4        36.9
                                                               ------      ------      ------
          Total sale merchandise revenue....................    756.1       464.5       276.1
Videocassette and other rental revenues, net***.............      9.8        16.0        23.9
                                                               ------      ------      ------
          Total Revenue.....................................   $765.9      $480.5      $300.0
                                                               ======      ======      ======

---------------
  * Includes revenue of the Acquired Business.
 ** Includes revenue of the Acquired Business from and after October 26, 1998. *** Includes sales of previously viewed videocassettes.

MERCHANDISE SALE PRODUCTS

     Wherehouse's primary revenue source is the sale of merchandise. Wherehouse stores generally sell a broad array of entertainment products, including prerecorded music, videocassettes, DVDs, video game software, accessories and personal electronics. The table above summarizes Wherehouse's dollar volume of sale revenue by merchandise category for Fiscal 1998 through Fiscal 2000. The percentage of total revenue contributed by merchandise sales has risen from 92.0% in 1998 to 98.7% in 2000. This increase results from the combined impact of the additional sale merchandise revenue derived from the Acquired Business and a decrease in the number of stores engaged in the rental business.

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

     The Company sells used products, principally used CDs, in the majority of its stores. Based upon strong consumer acceptance, the Company's used CD business grew significantly through Fiscal 1998 and stabilized in Fiscal 1999. Prior to the Acquisition, the Acquired Stores did not sell used CDs. During Fiscal 2000, the Company expanded the used CD product line to most of the non-mall Acquired Stores.

     Prerecorded videocassettes and DVDs (feature films, music videos, and self-improvement programming) represented, after music, Wherehouse's second largest sale product category in Fiscal 1998, Fiscal 1999 and Fiscal 2000. As of January 31, 2000, all of the Company's stores sold DVDs. As box-office "hit" motion pictures continue to be released to the videocassette and DVD sell-through market at reduced prices, industry-wide sales of this category have increased.

     Wherehouse sells video game hardware and software, blank audio and videocassette tapes, music and video maintenance care products, carrying cases, storage units, and personal electronics. Wherehouse also earns commissions on event tickets sold under affiliations with Bay Area Seating Service (BASS) and Ticketmaster.

VIDEO AND OTHER PRODUCT RENTALS

     Wherehouse's other revenue source is the rental of prerecorded videocassettes, DVDs and other products, chiefly feature films. As of January 31, 2000, 93 of Wherehouse's 529 stores offered videocassettes, DVDs and other products for rent, a decrease of 29 stores from January 31, 1999.

ADVERTISING AND PROMOTION

     Wherehouse employs advertising, promotion, pricing, and presentation in a coordinated manner to generate customer awareness of its breadth of product and value pricing on selected items, and to induce trial and repeat purchases of its products and video rental services. Wherehouse advertises on a regular and frequent basis in a variety of broadcast and print media, including radio, newspaper, direct mail and freestanding inserts. The advertising generally emphasizes immediate availability of hit products at competitive prices, as well as access to a broad array of catalog products. With its current operations covering 31 states, the Company intends to expand its marketing relationships to pursue national promotional opportunities.

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

TRADE CUSTOMS AND PRACTICES

     Most of the Company's music purchases are protected by return policies offered by major manufacturers. The return privilege generally exists for each music title as long as that title remains in the current music catalog of a manufacturer. Catalog changes are generally made only after advance notice, allowing the Company to return excess inventory before a title is discontinued. Most of the Company's major pre-recorded music suppliers provide unlimited returns of unopened items, but generally charge return penalties of varying amounts. The major suppliers do not accept returns of opened merchandise on the same basis as unopened items, but do generally provide the Company with certain additional return allowances. As of January 31, 2000, the Company enjoyed normal return privileges with all of its vendors. Pricing and return policies of the Company's major distributors are subject to change.

STORE AND SITE SELECTION

     As of January 31, 2000, the Company operated 529 stores in 31 states. The table below sets forth store openings, store acquisitions, store closings and the total number of the Company's stores for the last three fiscal years:

                                              TOTAL STORES             STORES
                                              AT BEGINNING   --------------------------   STORES AT END
       FISCAL YEAR ENDED JANUARY 31,           OF PERIOD     OPENED   ACQUIRED   CLOSED     OF PERIOD
       -----------------------------          ------------   ------   --------   ------   -------------
2000........................................      579          1          0        51          529
1999........................................      223          8        378        30          579
1998........................................      243          0          0        20          223

     The Company evaluates growth opportunities within the context of its strategies and evaluates future store closing decisions, principally at lease expiration, based upon individual store performance.

     As of January 31, 2000, the Company operated 529 stores comprising approximately 4,057,500 square feet, a decrease of approximately 264,300 square feet compared to January 31, 1999.

STORE OPERATIONS AND DISTRIBUTION

     STORE LOCATION. As of January 31, 2000, the Company had 412 stores located in strip centers or freestanding buildings and 117 stores located in malls. Strip center and freestanding locations range in size from 1,500 to 24,600 square feet and mall stores range in size from 700 to 10,200 square feet.

     RETAIL PRESENTATION. Prior to the Acquisition, the Company had updated its retail presentation through the use of new in-store signage, expansion of several product categories and, in certain stores, the introduction of new product lines.

     Subsequent to the Acquisition, and as an integral part of the process of converting the former Blockbuster Music stores into Wherehouse stores, the Company introduced a new logo, Wherehouse Music. This change is a part of the Company's brand awareness program, which is has been introduced in all markets.

     DISTRIBUTION. Central to Wherehouse's strategy of providing a broad merchandise selection to its customers (e.g., multiple copies of hits, select copies of catalog products, and high quality in-stock condition) is its ability to distribute product quickly and cost-effectively to its stores. The Company generally uses common carriers for deliveries from its distribution center. Generally, the Company's centralized distribution system fills orders to all stores at least once a week. Inventory at the Company's distribution center is automatically sorted based on individual store demand data generated by the Company's store-level inventory systems. Such data is captured by the Company's point-of-sale ("POS") system and forwarded to the distribution center for fulfillment. At its distribution center, the Company has completed the implementation of a new distribution system, the installation of additional merchandise handling equipment, and the installation of a second automated sortation system to support the processing requirements of the increased number of stores resulting from the Acquisition.

E-COMMERCE

     In response to the growth in electronic commerce and the future potential for on-line sales of prerecorded music and video product, the Company launched its own Internet commerce site, "Wherehousemusic.com", on May 10, 1999. On November 16, 1999, the Company agreed to enter into an equity investment and strategic partnership relationship (the "CheckOut Agreement") with CheckOut.com, LLC ("CheckOut.com"), an Internet content provider and e-commerce retailer of music, movies and games. The CheckOut Agreement was finalized on February 16, 2000. In exchange for a 49% equity interest in CheckOut.com, the Company contributed $9.8 million in February 2000. The Company also agreed to contribute an additional $1.568 million per month to CheckOut.com, up to an amount not to exceed $9.8 million. Under the terms of the CheckOut Agreement, CheckOut.com receives various promotional benefits from Wherehouse and is Wherehouse's exclusive Internet website partner for music, movies and games. As a result, the Company merged the operation of its own Internet website, Wherehousemusic.com, with that of CheckOut.com.

     As a part of the CheckOut.com transaction, the Company sold 250,000 shares of Wherehouse common stock to affiliates of its partner in CheckOut.com for $5.0 million in cash. In addition, the Company loaned $5.0 million to CheckOut.com during Fiscal 2000, which was repaid in connection with the finalization of the CheckOut Agreement.

INDUSTRY AND COMPETITIVE ENVIRONMENT

     The retail home entertainment industry is highly competitive. The Company competes with other brick-and-mortar retailers and a growing number of direct-to-consumer alternatives.

     Brick-and-Mortar Retailers. The Company competes with large, established music and video chains, such as those operated by Musicland, Trans World Entertainment Corporation, and Tower Records; consumer electronics superstores, such as Best Buy and Circuit City; mass merchants, such as Wal-Mart, Kmart and Target; and other specialty retail stores, such as Barnes & Noble and Borders. Some of these competitors may have greater financial or other resources than the Company. In addition, the Company also faces competition from video rental stores, variety discounters and warehouse clubs.

     Direct-to-Consumer. The Internet has become an established avenue for retailing. The purchase of music and video, in particular, through the Internet is increasing in popularity with consumers. The Company's e-commerce competitors include Amazon.com, CDnow.com, Barnesandnoble.com, mp3.com and others, most of which have one or more marketing alliances. In addition to the Internet, consumers receive television and mail order offers and have access to mail order clubs. The largest mail order clubs are affiliated with major manufacturers of prerecorded music and video and may have advantageous marketing relationships with their affiliates. Consumers also have access to cable television and digital satellite systems, including pay-per-view television. Many retailers as well as certain distributors are testing technology that allows for the purchase of music through a digital download either via the Internet or from an in-store kiosk unit. Although digital download sales to date have been relatively minor, consumer interest in this form of distribution could increase as the technology improves and the assortment of titles available for download widens.

     While consolidation of brick-and-mortar retailers slowed during 1999, consolidation is continuing to occur elsewhere in the home entertainment industry. Time Warner Inc. recently agreed to be acquired by America Online, Inc. and also agreed to combine its music operation with Britain's EMI Group plc. The Universal Music Group of Seagram Co. Ltd., another major supplier to the Company, agreed to purchase 50% of an Internet music retailing company operated by Bertelsmann AG, also a major supplier to the Company. The Company has adopted strategies to address these industry developments. Among these strategies is the strategic partnership arrangement with CheckOut.com discussed above.

SEASONALITY AND INFLATION

     The Company's business is seasonal, and revenues and operating income are highest during the fourth quarter of the Company's fiscal year. Revenues in the fourth quarter of Fiscal 2000 were approximately 31.5% of total annual revenues. Working capital and related bank borrowings have usually been lowest during the period beginning with the end of the Christmas holiday and ending with the close of the Company's fiscal year. Beginning in February, working capital and related bank borrowings have historically trended upward during the year until the fourth quarter. Borrowings have historically been highest in October and November due to cumulative capital expenditures and the building of inventory for the holiday season.

     The Company believes that, except for changes in the minimum wage mandated by the Federal government, inflation has not had a material effect on its operations and its internal and external sources of liquidity and working capital.

ORGANIZATION AND EMPLOYEES

     As of January 31, 2000, Wherehouse employed approximately 6,721 persons. Approximately 37% were full-time employees, and approximately 63% percent were part-time employees. The Company's labor requirements vary based on seasonal business fluctuations, with between 1,500 and 2,000 additional store and distribution center employees added during the peak holiday season. Wherehouse's corporate office staff, which consists of approximately 254 employees, is responsible for executive and general operating management, buying, merchandising, advertising, finance, accounting, human resources, legal, information systems and real estate.

TRADEMARKS

     The Company owns and maintains registrations for "The Wherehouse" trademark and variations thereof in the United States, Mexico, Taiwan, Thailand, Hong Kong, and Korea and has filed trademark applications in China. The Company also owns and maintains registrations in the United States and Mexico for the name "Tu Musica". Trademark applications have been approved in the United States for the names "Wherehouse Music", "Wherehouse.com" and "Wherehousemusic.com". Trademark applications have been filed and are pending in the United States for the names "Earmail", "Songmail", "Bandography", and "GameSpace".

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

     The Chapter 11 Plan of Reorganization for the Company's predecessors (the "Reorganization Plan") was confirmed by an order of the Bankruptcy Court entered on January 7, 1997. The effective date of the Reorganization Plan occurred on January 31, 1997 (the "Effective Date"). The Company acquired substantially all of the assets of WEI and Old Wherehouse pursuant to the Reorganization Plan. Since the Effective Date, the Company has been and is free to carry out its business without oversight by the Bankruptcy Court.

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

ITEM 2. PROPERTIES

     The Company's executive offices, which are located in Torrance, California, are subject to a lease covering 66,775 square feet of space at a current annual base rent of approximately $504,151, which is subject to periodic adjustment. The executive office lease expires on January 31, 2004. The Company has the right to terminate its executive office lease on June 30, 2001 by paying to its landlord an early termination fee in accordance with certain conditions in the lease. The Company also maintains regional offices for its field managers within existing store locations or in separate office facilities.

     The Company operates a 198,292 square-foot distribution center in Carson, California. The lease for this property expires on April 30, 2002, subject to two 5-year renewal options. The annual base rent for Fiscal 2000 was $809,031, although the rent is subject to periodic adjustment.

     As of January 31, 2000, the Company owned one of its stores and leased space for the remaining 528 stores. Since January 31, 2000, the Company has closed 13 of these 529 stores and opened one store. Lease terms generally range from month-to-month to 30 years, including renewal options. If no leased stores' renewal options were exercised, 74 leases would expire on or before January 31, 2001, 97 would expire between February 1, 2001 and January 31, 2002, 51 would expire between February 1, 2002 and January 31, 2003, and the remainder would expire subsequent to February 1, 2003. The Company has the right to terminate a number of its store leases prior to the lease termination date, depending upon certain conditions, as defined in each lease. The Company does not depend on the continued existence of any one or several of its lease agreements or store locations for the operation of its business.

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

HOLDERS

     As of January 31, 1997, after the effective date of the Reorganization Plan, there were eight holders of Common Stock, seven of whom were senior lenders under Old Wherehouse's bank credit agreement (the "Senior Lenders"), led by Cerberus Partners, L.P. as the agent for the Senior Lenders. As of April 21, 2000 the Company had issued 11,026,421 shares of Common Stock, and there were 884 holders of record of the Common Stock. The Company estimates that approximately 4,700 additional shares of Common Stock will be distributed to A&M Investment Associates #3, LLC ("A&M #3") under the provisions of a Stock Subscription Agreement dated as of January 31, 1997 (the "Stock Subscription Agreement"). Included in the Common Stock issued and outstanding as of April 21, 2000 are 250,000 shares of Common Stock the Company issued on February 16, 2000 as part of its strategic alliance with CheckOut.com (see Item 1 --
"Business -- E-Commerce" above).

DIVIDENDS

     No dividends have been paid to the holders of the Common Stock since its issuance. The Company's amended loan agreement with Congress Financial Corporation (Western) restricts the ability of Wherehouse to pay dividends. See
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources" and Note 6 to the financial statements included elsewhere in this report. There are no plans by Wherehouse to pay cash dividends on the Common Stock in the foreseeable future.

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

                                                                                          OLD WHEREHOUSE
                                                           NEW WHEREHOUSE                ----------------
                                               ---------------------------------------      YEAR ENDED
                                                       YEAR ENDED JANUARY 31,              JANUARY 31,
                                               ---------------------------------------   ----------------
                                                  2000          1999          1998        1997     1996
                                               -----------   -----------   -----------   ------   -------
                                                              (DOLLAR AMOUNTS IN MILLIONS)
INCOME STATEMENT DATA:
Revenue:
  Sale merchandise revenue...................  $     756.1   $     464.5   $     276.1   $295.5   $ 350.3
  Rental revenue, net........................          9.8          16.0          23.9     36.0      42.5
                                               -----------   -----------   -----------   ------   -------
         Total revenues......................        765.9         480.5         300.0    331.5     392.8
Cost of sale merchandise revenue(1)..........        495.6         309.7         176.1    195.5     230.3
Selling, general and administrative
  expenses...................................        237.7         140.1         104.7    134.0     149.6
Depreciation and amortization................         25.7          11.8           7.1     11.4      17.2
System integration costs(2)..................                        0.8
Store closure costs -- existing stores(3)....                        2.9
Year 2000 remediation costs(4)...............          0.2           1.8
Write-down of long-lived assets..............                                                         1.5
                                               -----------   -----------   -----------   ------   -------
  Income (loss) from operations..............          6.7          13.3          12.0     (9.4)     (5.8)
Interest (income) expense, net...............          7.3           1.2          (1.1)     0.7      14.8
                                               -----------   -----------   -----------   ------   -------
  Income (loss) before reorganization items,
    income taxes and extraordinary item......         (0.6)         12.1          13.1    (10.1)    (20.6)
Reorganization items.........................                                              19.9      23.2
                                               -----------   -----------   -----------   ------   -------
  Income (loss) before income taxes..........         (0.6)         12.1          13.1    (30.0)    (43.8)
Provision for income taxes...................          0.6           5.0           5.4
                                               -----------   -----------   -----------   ------   -------
  Income (loss) before extraordinary item....         (1.2)          7.1           7.7    (30.0)    (43.8)
Extraordinary item(5)........................                                             173.7
                                               -----------   -----------   -----------   ------   -------
  Net income (loss)..........................  $      (1.2)  $       7.1   $       7.7   $143.7   $ (43.8)
                                               ===========   ===========   ===========   ======   =======
Net income per common share(6):
  Basic......................................  $     (0.11)  $      0.66   $      0.74
  Diluted....................................  $     (0.11)  $      0.61   $      0.71
Weighted average shares outstanding:
  Basic......................................   10,749,986    10,689,580    10,420,557
  Diluted....................................   10,749,986    11,551,798    10,894,862
Other data:
  Adjusted EBITDA(7).........................  $      45.2   $      34.8   $      24.3   $  1.6
  Cash flows provided by (used in) operating
    activities...............................  $      33.8   $      55.4   $      59.9   $ 15.9   $ (10.6)
  Cash flows used in investing activities....  $     (30.8)  $    (128.7)  $      (4.6)  $ (1.3)  $ (10.7)
  Cash flows (used in) provided by financing
    activities...............................  $     (13.5)  $      33.6   $      (6.7)  $(15.8)  $  26.7
BALANCE SHEET DATA:
Working capital..............................  $      47.7   $      70.8   $      65.3   $ 59.4   $  83.7
Total assets.................................        413.7         387.7         161.0    131.7     168.5
Liabilities subject to compromise............                                                       278.9
Line of credit...............................         32.0          37.3
Capital lease obligations and long-term debt
  (including current portion)(8).............         31.5          31.6           4.5      5.4       4.2
Total shareholders' equity (deficit)(9)......  $      96.3   $      98.2   $      91.5   $ 84.1   $(156.3)

---------------
(1) The Company incurred incremental cost of sales of approximately $2.5 million and $2.7 million for the fiscal years ended January 31, 2000 and 1999, respectively, relating to third-party distribution costs for music replenishment from one of its suppliers. These incremental costs resulted from the Seller's inability to support fulfillment of music product from its distribution facility. These incremental costs were discontinued by July 1999.

(2) System integration costs related to the Acquisition.

(3) The charge for store closure costs-existing stores in Fiscal 1999 represents costs related to the closure of 19 Wherehouse stores that operated in the same trade areas as acquired Blockbuster Music stores.

(4) The Company recorded charges of $0.2 million and $1.8 million during Fiscal 2000 and 1999, respectively, in connection with the Year 2000 remediation of its computer systems (see Item 7 -- "Management's Discussion of Financial Condition and Results of Operations -- Impact of the Year 2000").

(5) The extraordinary item in Fiscal 1997 represents gain from the extinguishment of debt pursuant to the Company's Reorganization Plan.

(6) Net income per common share is omitted for the Company for the fiscal years ended January 31, 1996, and 1997 because those years relate to Old Wherehouse, which had a different capital structure.

(7) EBITDA represents income (loss) from operations, plus depreciation and amortization. Management believes that, due to the combined format of rental product and sale merchandise and certain non-recurring costs related to the Acquisition, a more appropriate calculation of EBITDA (hereafter referred to as "Adjusted EBITDA") should include an adjustment for such non-recurring costs and the net difference between rental amortization plus the book value of rental dispositions less rental inventory purchased during the period. The Company has included certain information concerning Adjusted EBITDA because management believes it would be useful information for certain investors and analysts to evaluate operating performance and to determine the Company's ability to service debt. The method of calculating Adjusted EBITDA set forth above may be different from calculations of EBITDA employed by other companies and, accordingly, may not be directly comparable to such other computations. Adjusted EBITDA should not be viewed as a substitute for Generally Accepted Accounting Principles (GAAP) measurements such as net income or cash flow from operations. It is presented as supplementary information.

          Adjusted EBITDA for Fiscal 1998 includes a non-recurring cash benefit of $1.7 million resulting from the impact of one-time credits received from landlord concessions.

          Adjusted EBITDA for Fiscal 1999 excludes certain incremental costs related to the Acquired Stores and costs associated with the remediation of its computer systems to comply with Y2K readiness requirements as follows: costs related to the closure of existing stores of $2.9 million; non-recurring merchandise replenishment costs of $2.7 million included in cost of sale merchandise revenue; Y2K remediation costs of $1.8 million; and system integration costs of $0.8 million.

          Adjusted EBITDA for Fiscal 2000 excludes certain incremental costs related to the Acquired Stores and costs associated with the remediation of its computer systems to comply with Y2K readiness requirements as follows: incremental non-recurring distribution costs of approximately $4.6 million; and non-recurring integration costs of approximately $5.5 million (including $2.5 million of replenishment costs in cost of sale merchandise revenue and $0.2 million of Y2K remediation costs). Also, Adjusted EBITDA excludes Internet related costs of $2.3 million, which are included in SG&A expenses.

(8) Includes $27.5 million and $27.6 million of capital lease obligations in Fiscal 2000 and 1999, respectively, principally real estate leases related to the Acquisition ($22.1 million and $25.8 million, respectively) and equipment leases ($5.4 million and $1.8 million, respectively). Includes
    6 3/4% Convertible Subordinated Debentures, which are included in liabilities subject to compromise. Liabilities subject to compromise for the fiscal year ended January 31, 1996 are excluded from working capital and long-term debt.

(9) There were no cash dividends declared during any of the periods presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the paragraph entitled "Liquidity and Capital Resources", and elsewhere in this Annual Report on Form 10-K are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. You can find many of these statements by looking for words like "believes," "expects," "anticipates," or similar expressions in this Annual Report on Form 10-K. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

     The Company's operations are subject to factors outside its control. Any one, or a combination, of these factors could materially affect the results of the registrant's operations. These factors include (a) changes in levels of competition from current competitors and potential new competition from both retail stores and alternative methods or channels of distribution such as Internet and telephone shopping services and mail order; (b) loss of a significant vendor or prolonged disruption of product supply; (c) the presence or absence of popular new releases and products in the product categories the registrant represents; (d) changes in levels of consumer spending, especially during seasonally significant periods; (e) changes in Federal and state income tax rules and regulations or interpretations of existing legislation; (f) changes in the general economic conditions in the United States including, but not limited to, consumer sentiment about the economy in general; (g) regulatory changes, including the investigation of minimum advertised pricing guidelines by the FTC, which may adversely affect the business in which we are engaged; (h) the ability to attract and retain key personnel; (i) adverse results in significant litigation matters and (j) increased or unanticipated costs or other adverse effects associated with Y2K compliance.

     The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. You should consider the cautionary statements contained in this section when evaluating any forward-looking statements that we may make. We do not have any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

  YEAR ENDED JANUARY 31, 2000 COMPARED TO YEAR ENDED JANUARY 31, 1999

     Revenues

     Total revenues were $765.9 million and $480.5 million for the fiscal years ended January 31, 2000 and January 31, 1999, respectively. The increase of $285.4 million was attributable to the addition of the Acquired Stores, which contributed $458.7 million in revenues during Fiscal 2000 compared to $173.7 million for Fiscal 1999, net of a decrease of $6.2 million in net rental revenues.

     Excluding the Acquired Stores, total revenues increased to $307.2 million during Fiscal 2000 from $306.9 million during Fiscal 1999.

     A. Sale merchandise revenue. Sales of prerecorded music, new videocassettes, DVDs, video game software and hardware (collectively referred to as "sale merchandise") continue to represent the greatest portion of the Company's revenues. For Fiscal 2000, sale merchandise revenue represented 98.7% of aggregate revenues, compared to 96.7% during Fiscal 1999, an increase of 2.0%. This increase results from the combined impact of the additional sale merchandise revenue derived from the Acquired Business and a decrease in the number of stores engaged in the rental business.

     Sale merchandise revenue was $756.1 million in Fiscal 2000 compared to $464.5 million in Fiscal 1999. This increase in sale merchandise revenue was attributable to the addition of the Acquired Stores.

     Management defines same-store sales as sales from stores that were open for the full period in both periods of comparison. On a same-store basis, excluding the 11 Wherehouse stores closed during Fiscal 2000 and the Acquired Stores, sale merchandise revenue increased by approximately 5.3% during Fiscal 2000 as compared to Fiscal 1999. Management believes that the increase in same-store sale merchandise revenue was principally the result of continuing improvements in music catalog inventory management, new initiatives such as an expanded DVD selection, and re-merchandising activities which occurred in certain stores. Management estimates that, on a same-store basis, sale merchandise revenue for the Acquired Stores decreased by 4.3% during Fiscal 2000 compared to Fiscal 1999. This decrease is principally due to the negative impact on revenues of activities associated with the integration of the Acquired Stores, including the implementation of a name change from "Blockbuster Music" to "Wherehouse Music" in the markets where the Wherehouse brand was not previously known.

     B. Rental revenue, net. Rental revenue, net includes the proceeds from the rental of videocassettes, DVDs, video games and game players, and from the sale of previously viewed videocassettes and previously played video games net of cost of rentals. Rental revenue, net was $9.8 million in Fiscal 2000 and $16.0 million in Fiscal 1999, representing a decrease of $6.2 million or 38.5% due to increased competition in the rental market and fewer of the Company's stores offering rental products.

     Cost of Sale Merchandise Revenue

     Cost of sale merchandise revenue was $495.6 million for Fiscal 2000, as compared with $309.7 million for Fiscal 1999, an increase of $185.9 million, which was principally due to the Acquired Stores. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 65.6% for Fiscal 2000 as compared with 66.7% for Fiscal 1999. Such decrease was caused principally by a change in product mix as used music merchandise, which is sold at a higher gross profit margin, was added to the Acquired Stores, partially offset by vendor price increases on new CDs. In addition, less inventory shrinkage occurred in Fiscal 2000 as compared to Fiscal 1999, offset by increased inventory markdowns. Costs were also negatively impacted by approximately $2.5 million in Fiscal 2000 and $2.7 million in Fiscal 1999 of incremental costs associated with the use of a third-party distributor to handle music and sales video replenishment and other transition-related costs. In connection with the acquisition, these incremental distribution costs resulted from the Seller's inability to support the fulfillment of music product from its distribution facility. These incremental costs were discontinued by July of Fiscal 2000 when all the Acquired Stores were converted to the Company's POS system and expansion of the Company's distribution facility was completed.

     Operating Expenses

     Selling, general and administrative ("SG&A") expenses for Fiscal 2000 were $237.7 million, compared to $140.1 million for Fiscal 1999, an increase of $97.6 million. The increase was principally related to the operating expenses of the Acquired Stores.

     SG&A expenses were 31.0% of total revenues in Fiscal 2000, compared to 29.2% of total revenues in Fiscal 1999, an increase of 1.8%. During Fiscal 2000, the Company incurred non-recurring SG&A costs of $7.6 million related to the integration of the Acquired Stores and certain other non-recurring incremental distribution costs. These costs related principally to the name change of the Acquired Stores, the conversion of those stores to the Company's POS system, and additional freight charges to accommodate the Acquired Stores. During Fiscal 2000, SG&A costs include $2.3 million of Internet related expenses. The additional increase in SG&A expenses as a percentage of total revenues is due principally to the occupancy costs and payroll related expenses of the Acquired Stores which are greater as a percentage of total revenues than the Company's existing stores.

     Depreciation and amortization expense was $25.7 million in Fiscal 2000 compared to $11.8 million in Fiscal 1999, an increase of $13.9 million. The increase is principally related to depreciation expense of the Acquired Stores and amortization expense of intangible assets related to the Acquisition.

     Interest Expense

     Interest expense for Fiscal 2000 was $7.8 million, compared to $3.5 million for Fiscal 1999, an increase of $4.3 million. This increase was primarily attributable to interest expense incurred due to borrowings under the Company's revolving line of credit agreement with Congress Financial Corporation (Western) (the "Congress Facility"). Such borrowings were used mainly for financing the Acquisition and for working capital requirements.

     Interest Income

     Interest income for Fiscal 2000 was $0.5 million, as compared to $2.3 million for Fiscal 1999. The decrease of $1.8 million was the result of a decline in short-term investments of excess cash. Such excess cash was used mainly to pay down the Company's borrowings under the Congress Facility.

     Income Taxes

     The Company recorded a tax provision of $0.6 million for Fiscal 2000 compared to $5.0 million for Fiscal 1999. The tax provision is commensurate with the decrease in income (loss) before income taxes. The increase in the Company's effective tax rate relates principally to non-deductible goodwill amortization.

     Adjusted EBITDA

     See Selected Financial Data for a discussion regarding the computation of Adjusted EBITDA.

  YEAR ENDED JANUARY 31, 1999 COMPARED TO YEAR ENDED JANUARY 31, 1998

     Revenues

     Total revenues were $480.5 million and $300.0 million for the fiscal years ended January 31, 1999 and January 31, 1998, respectively. The increase of $180.5 million was attributable to the addition of the Acquired Stores, which contributed $173.7 million in revenues during Fiscal 1999.

     Excluding the Acquired Stores, net revenues increased to $306.9 million during Fiscal 1999 from $300.0 million during Fiscal 1998. The increase of $6.9 million was attributable to an increase in sale merchandise revenue (defined below) of $14.8 million partially offset by a $7.9 million decline in net rental revenue.

     A. Sale merchandise revenue. Sales of prerecorded music, new video cassettes, DVDs, video game software and hardware (collectively referred to as "sale merchandise") continue to represent the greatest portion of the Company's revenues. For Fiscal 1999, sale merchandise revenue represented 96.7% of aggregate revenues, compared to 92.0% during Fiscal 1998, an increase of 4.7%. This increase results from the combined impact of the additional sale merchandise revenue derived from the Acquired Business and a decrease in the number of stores engaged in the rental business.

     Sale merchandise revenue was $464.5 million in Fiscal 1999 compared to $276.1 million in Fiscal 1998. This increase in sale merchandise revenue was mainly attributable to the addition of the Acquired Stores.

     On a same-store basis, excluding the 11 Wherehouse stores closed during Fiscal 1999 and the Acquired Stores, sale merchandise revenue increased by approximately 9.4% during Fiscal 1999 as compared to Fiscal 1998. Management believes that the increase in same-store sale merchandise revenue was principally the result of improvements in music catalog inventory management, new initiatives such as an expanded DVD selection, re-merchandising activities which occurred in certain stores, and the favorable impact of store closures by competitors. Management estimates that, on a same-store basis, sale merchandise revenue for the Acquired Stores decreased by 0.7% for the period commencing October 26, 1998 and ended January 31, 1999. This decrease is principally due to the higher revenue in Fiscal 1998 generated from the liquidation of book inventory, as Blockbuster Music discontinued that product line.

     B. Rental revenue, net. Rental revenue, net includes the proceeds from the rental of videocassettes, DVDs, video games and game players, and from the sale of previously viewed videocassettes and previously played video games net of cost of rentals. Rental revenue, net was $16.0 million in Fiscal 1999 and $23.9 million in Fiscal 1998, representing a decrease of $7.9 million or 33.1% due to increased competition in the rental market and fewer of the Company's stores offering rental products.

     Cost of Sale Merchandise Revenue

     Cost of sale merchandise revenue was $309.7 million for Fiscal 1999, as compared with $176.1 million for Fiscal 1998, an increase of $133.6 million, which was principally due to the addition of the Acquired Stores. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 66.7% for Fiscal 1999 as compared with 63.8% for Fiscal 1998. Such increase was due principally to the incremental costs associated with the use of a third-party distributor to handle music and sale video replenishment and other transition-related costs for the Acquired Stores in Fiscal 1999, partially offset by improved inventory efficiencies and lower costs related to merchandise returns for the existing Wherehouse stores.

     Operating Expenses

     Selling, general and administrative ("SG&A") expenses for Fiscal 1999 were $140.1 million, compared to $104.7 million for Fiscal 1998, an increase of $35.4 million. The increase was principally related to the operating expenses of the Acquired Stores, partially offset by lower store payroll and other store expenses in the Wherehouse stores.

     SG&A expenses were 29.2% of revenue in Fiscal 1999, compared to 34.9% of revenue in Fiscal 1998, a decrease of 5.7%. The 5.7% decrease in SG&A expenses as a percentage of revenues is due primarily to a favorable impact on the Acquired Stores related to the timing of the Acquisition, as a result of which only the fourth quarter of operations (historically the highest revenue quarter) was included.

     The Company incurred non-recurring system integration costs of $0.8 million related to the Acquisition.

     A charge for store closure costs - existing stores of $2.9 million was recorded during Fiscal 1999. This charge represents approximately $2.8 million of lease termination costs and $0.1 million of other costs related to the closure of 19 of the Company's existing stores that were located in the same trade areas as Acquired Stores.

     The Company incurred $1.8 million of costs related to the remediation of its corporate merchandising systems as a contingency plan to meet Y2K readiness requirements.

     Depreciation and amortization expense was $11.8 million in Fiscal 1999 compared to $7.1 million in Fiscal 1998, an increase of $4.7 million. The increase is principally related to depreciation expense of the Acquired Stores of $2.7 million and the write-down of fixed assets of $0.8 million in connection with the closure of 19 of the Company's existing stores that were located in the same trade areas as Acquired Stores.

     Interest Expense

     Interest expense for Fiscal 1999 was $3.5 million, compared to $0.5 million for Fiscal 1998, an increase of $3.0 million. This increase was primarily attributable to a one-time fee of $0.9 million that the Company paid to Cerberus Capital Management, L.P. for a commitment to provide a bridge loan to finance the Acquisition if the permanent financing was not in place at the time of the Acquisition. Also contributing to the increase, the Company incurred interest expense of $1.6 million under the Congress Facility.

     Interest Income

     Interest income for Fiscal 1999 was $2.3 million, as compared to $1.6 million for Fiscal 1998. The increase of $0.7 million was the result of interest earned on short-term investments of excess cash.

     Income Taxes

     The Company recorded a tax provision of $5.0 million for Fiscal 1999 compared to $5.4 million for Fiscal 1998. The tax provision for Fiscal 1999 represents an effective rate of 41.6%, compared to 41.1% for Fiscal 1998.

     Adjusted EBITDA

     See Selected Financial Data for a discussion regarding the computation of Adjusted EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

     For the fiscal years ended January 31, 2000 and 1999, the Company's net cash provided by operating activities was $33.8 million and $55.4 million, respectively.

     Net cash used in investing activities during Fiscal 2000 was $30.8 million primarily due to capital expenditures totaling $30.6 million for the acquisition of property, equipment and improvements to support the POS system conversion, distribution facility improvements and the name change and re-merchandising activities related to the Acquired Stores. Financing of capital expenditures has generally been provided by cash from operations and borrowings under the Congress Facility. Net cash used in investing activities during Fiscal 1999 included $116.5 million in cash paid for the Acquisition.

     Net cash used in financing activities for Fiscal 2000 was $13.5 million primarily due to a reduction in borrowings under the Congress Facility and payments on capital lease obligations and long-term debt. Net cash provided by financing activities for Fiscal 1999 was $33.6 million due primarily to borrowings under the Facility to fund the Acquisition.

     The Company's amended loan agreement with Congress Financial Corporation (Western) provides a revolving credit line of up to $165.0 million including a letter of credit subfacility of $10.0 million. The revolving line of credit under the Congress Facility is divided into two tranches, Tranche A and Tranche
B. The Company may borrow up to $155.0 million under Tranche A. Tranche A loans bear an interest rate of prime plus 0.5%, or at the Company's election, an adjusted Eurodollar rate plus 1.75%. The Company's ability to make Tranche A borrowings is subject to borrowing base limitations based upon, among other things, the value of certain eligible merchandise inventory. If there is no availability under the Tranche A line, the Company may borrow up to $10.0 million under the Tranche B line. Tranche B loans bear an interest rate (i) on the first $5.0 million, of prime plus 3.75% or an adjusted Eurodollar rate plus 5.0%, and (ii) on the next $5.0 million, of prime plus 4.75% or an adjusted Eurodollar rate plus 6.0%. In addition to the interest payable, the Company pays an Unused Line Fee. The fee is 0.375% per annum calculated upon the amount by which $120.0 million exceeds the average daily principal balance of the outstanding Tranche A loans and letter of credit during the immediately preceding month, along with 0.5% per annum calculated upon the amount by which $10.0 million exceeds the average daily balance of the outstanding Tranche B loans. The Congress Facility also required the Company to pay various other fees, including a closing fee ($775,000 for Tranche A and $100,000 for Tranche
B), a syndication fee ($387,000), and includes an annual commitment fee on the Tranche B line ($50,000) and a loan servicing fee ($3,000 per month, plus reasonable out-of-pocket costs and expenses). As of January 31, 2000, there was an outstanding loan balance of $32.0 million and there were no outstanding letters of credit under the Congress Facility.

     The Company believes that cash on hand, cash flow from operations, including a planned inventory reduction, and the availability of lease financing, together with borrowings available under the Congress Facility, will be adequate to support existing operations and the planned capital expenditures of the Company for Fiscal 2001.

SEASONALITY AND INFLATION

     The Company's business is seasonal, and revenues and operating income are highest during the fourth quarter of the Company's fiscal year. Working capital and related bank borrowings in prior years were usually lowest during the period beginning with the end of the Christmas holiday season and ending with the close of the Company's fiscal year. Beginning in February, working capital and related bank borrowings have historically trended upward during the year until the fourth quarter. Borrowings have historically been highest in October and November due to cumulative capital expenditures and the building of inventory for the holiday season. The Company believes that, except for changes in the minimum wage mandated by the Federal government, inflation has not had a material effect on its operations and its internal and external sources of liquidity and working capital.

IMPACT OF THE YEAR 2000

     To date, the Company has not experienced any significant business disruptions and has had no delays in receiving product from its suppliers as a result of the Y2K. While the risks associated with Y2K readiness peaked with the change of the date from December 31, 1999 to January 1, 2000, there is a risk that Y2K related issues could surface within the year. In the event of such an issue arising, the Company will devote the necessary resources to resolve any significant Y2K issues in a timely manner. However, if third parties upon which the Company relies fail to adequately address any of their Y2K problems, it could disrupt the Company's business. In the most reasonably likely worst case situations, the Company could experience delays in receiving product from vendors, shipping product to stores, accessing various types of information or communicating effectively with financial institutions or vendors. The Company's Y2K Project Committee has developed contingency plans for the merchandising, financial, distribution center management and POS hardware operating systems should any significant business disruption related to Y2K problems occur. The Project Committee has also confirmed with the Company's major product vendors that their systems are Y2K compliant. The Company focused extensively on the Y2K readiness of its second tier vendors in the fourth quarter of Fiscal 2000.

     The Company does not consider the replacement of its corporate systems as a Y2K expense because installation of the new major corporate systems was required to address additional business functionality. Costs relating to the remediation of the Company's existing mainframe-based corporate system of approximately $0.2 million and $1.8 million, performed as a contingency measure, were recorded in Fiscal 2000 and Fiscal 1999, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to risks resulting from interest rate fluctuations since interest on the Company's borrowings under the Congress Facility are based on variable rates. If the Eurodollar rate were to increase 1% in Fiscal 2001 as compared to the rate at January 31, 2000, the Company's interest expense for Fiscal 2001 would increase $0.4 million based on the outstanding balance of the Congress Facility at January 31, 2000. The Company does not hold any derivative instruments and does not engage in hedging activities. Information about the fair value of financial instruments is included in note 3 of the Notes to Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the persons who were directors and executive officers of Wherehouse as of April 30, 2000:

                                                                                              AGE AT
               NAME                                       POSITION                        APRIL 30, 2000
               ----                                       --------                        --------------
Antonio C. Alvarez, II............  Chief Executive Officer, Chairman of the Board and          51
                                    Director
Hugh G. Hilton....................  President and Chief Operating Officer                       49
Mark A. Velarde...................  Executive Vice President, Chief Financial Officer           43
                                    and Assistant Secretary
Mark D. Alvarez...................  Executive Vice President, Operations and                    32
                                    Administration
Larry C. Gaines...................  Executive Vice President, Advertising, Marketing and        52
                                    Merchandising
Barbara C. Brown..................  Senior Vice President, Store Operations                     48
Robert C. Davenport...............  Director                                                    33
Jonathan Gallen...................  Director                                                    40
Joseph B. Smith...................  Director                                                    72
Joseph J. Radecki, Jr.............  Director                                                    42

     ANTONIO C. ALVAREZ, II, Chief Executive Officer, Chairman of the Board and Director of Wherehouse since January 30, 1997. Mr. Alvarez is a principal of Alvarez & Marsal, Inc., a New York based management consulting company ("A&M"). Mr. Alvarez's experience includes acting as adviser to the bank lenders to Camelot Music, Inc., a mall-based music retailer with over 300 stores. Mr. Alvarez served as Phar-Mor, Inc.'s President and Chief Operating Officer from September 1992 through February 1993, as acting Chief Financial Officer from August 1992 to December 1992, and as Chief Executive Officer from February 1993 through Phar-Mor's emergence from Chapter 11 bankruptcy in October 1995. Mr. Alvarez serves as the Chief Executive Officer, Chairman of the Board and Director of Wherehouse pursuant to a Management Services Agreement dated as of January 31, 1997, as amended February 1, 1998, April 30, 1998, May 13, 1999, and April 13, 2000 (the "Management Services Agreement"), among Wherehouse, A&M, Antonio C. Alvarez, II, the Support Employees described therein, A&M #3, and Cerberus Partners, L.P. See Item 11 -- "Executive Compensation -- Description of Employment Contracts, Termination of Employment and Change in Control Arrangements" below. Mr. Alvarez is a member of the Board of Directors of CheckOut.com, LLC.

     HUGH G. HILTON, President and Chief Operating Officer. Mr. Hilton commenced serving as Chief Operating Officer in January 1998, and since January 2000 has served as President. He was appointed Executive Vice President in March 1999, overseeing the Company's Special Projects and Development, including the Company's Internet commerce site which was operated through Wherehouse.com, Inc. Mr. Hilton was a Managing Director of A&M through December 31, 1999, which he joined in June 1992. Mr. Hilton's most recent experience while at A&M includes serving as Chief Executive Officer at Fedco between April 1996 and April 1997. Prior to joining A&M, Mr. Hilton was President of HVK, Inc., a California-based real estate consulting and investment advisory firm which he founded. Prior to founding HVK, Inc., he served as President of Karsten Institutional Realty Advisors, the pension fund advisory arm of First Interstate Bancorp. Mr. Hilton is Chairman of the Board and Director of CheckOut.com.

     MARK A. VELARDE, Executive Vice President, Chief Financial Officer and Assistant Secretary. On October 1, 1999, Mr. Velarde became Chief Financial Officer of Wherehouse. Mr. Velarde was a managing director of A&M which he joined in 1992. Mr. Velarde served as Chief Financial Officer and Chief Operating Officer, of Telegroup, Inc., a publicly traded telecommunications company during its Chapter 11 reorganization in early 1999. From 1994 to 1998, he served in the capacities of Chief Financial Officer and Acting Chief Operating Officer of Anthony Manufacturing Company, Inc., a privately held manufacturer of commercial refrigeration components. During 1992 and 1993, Mr. Velarde was Acting Chief Executive Officer of Affiliated Medical Enterprises, a debtor-in-possession which owned and operated a chain of acute care hospitals. From 1988 to 1992, he was cofounder and Executive Vice President of HVK, Inc., a California-based real estate consulting and investment advisory firm. Prior to HVK, he was Senior Vice President -- Acquisitions of the pension fund advisory arm of First Interstate Bancorp, where he worked for 5 years.

     MARK D. ALVAREZ, Executive Vice President, Operations and Administration. During the past three and a half years, Mr. Alvarez has been working with Wherehouse management taking senior roles in the areas of store operations, real estate, construction, maintenance, finance, inventory control, and merchandising, and human resources. Mr. Alvarez also led the due diligence effort and integration effort in the Acquisition. Prior to Wherehouse, Mr. Alvarez has been consulting on several assignments with London Fog/Pacific Trail, Phar-Mor, Inc., Fedco, California Mart, Cherokee, and Integrated Resources in the areas of finance, operations and real estate. Prior to joining A&M, he was an Associate in the Structured Finance Group at Citibank. During this period he assisted in negotiating and structuring bank refinancings of middle-tier companies. Prior to that assignment, he was an Associate in the Business Planning and Financial Analysis Group at the American Express Company, where his responsibilities included the reviewing of business plans, preparing financial projections and performing financial analysis and modeling of various subsidiary business units. Mr. Mark Alvarez is the son of Antonio C. Alvarez, II.

     LARRY C. GAINES, Executive Vice President, Advertising, Marketing and Merchandising. Mr. Gaines joined Wherehouse in October 1998 with the Acquisition of Blockbuster Music. He was appointed Executive Vice President and Chief Operating Officer of Wherehouse in March 1999. From January 1998 through October 1998, Mr. Gaines served as President of Blockbuster Music. From 1981 through 1997, Mr. Gaines was with the Musicland Group, serving in several senior management positions, most recently as President of Media Play, a 90-store, big box, full media chain. Previously he was with Cole National Corporation. Mr. Gaines is a member of the board of directors for the National Association of Recording Merchants (NARM).

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

     ROBERT C. DAVENPORT, Director since November 15, 1996. Mr. Davenport is a Managing Director of Cerberus Capital Management, L.P., a New York based investment fund management firm, a position he has held since February 1996. From March 1994 until February 1996, he was a private investor. From 1990 through 1994, he was with Vestar Capital Partners, Inc. ("Vestar"), an investment fund, where he served as a vice president. Prior to joining Vestar in 1990, Mr. Davenport was an analyst in the Mergers and Acquisitions Group at Drexel Burnham Lambert in New York. Mr. Davenport is a member of the Board of Directors of CheckOut.com, LLC.

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

     JOSEPH J. RADECKI, JR., Director since February 20, 1997. Mr. Radecki is a Managing Director of CIBC Oppenheimer Corp., an investment bank. From 1990 to 1998, Mr. Radecki was an Executive Vice President and Director of Financial Restructurings of Jefferies & Company, Inc. From 1983 until 1990, Mr. Radecki was First Vice President in the International Capital Markets Group at Drexel Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations. Mr. Radecki has also served as a member of the Board of Directors of Service America Corporation, Bucyrus International, Inc. and ECO-Net.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive officers, and persons holding more than 10% of the Common Stock are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. In fiscal 2000, the following officers inadvertently failed to file a Form 3 within 10 days after becoming officers of the Company: Hugh G. Hilton, Mark A. Velarde, Mark D. Alvarez, Mehdi Mahdevi and Karen Marsal.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth, for Fiscal 2000, certain compensation paid by Wherehouse for such fiscal year, to the Chief Executive Officer ("CEO") and the three next most highly compensated executive officers of the Company (the "Named Executive Officers"). All cash compensation with respect to Antonio C. Alvarez, II and the majority of cash compensation with respect to Hugh G. Hilton was paid to A&M, a consulting firm of which Antonio C. Alvarez, II is a principal and of which Hugh G. Hilton was Managing Director.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                                   ANNUAL COMPENSATION           ------------
                                             --------------------------------     SECURITIES
                               FISCAL YEAR                       OTHER ANNUAL     UNDERLYING     ALL OTHER
                                  ENDED      SALARY     BONUS    COMPENSATION      OPTIONS      COMPENSATION
  NAME & PRINCIPAL POSITION    JANUARY 31,    ($)        ($)        ($)(1)           (#)            ($)
  -------------------------    -----------   ------    -------   ------------    ------------   ------------
Antonio C. Alvarez, II.......     2000           --         --     600,000(2)           --             --
  Chairman and                    1999           --         --     600,000(2)           --             --
  Chief Executive Officer         1998           --         --     600,000(2)           --             --
Hugh G. Hilton...............     2000       15,866(3)      --            (4)             (5)         754(6)
  President and                   1999           --         --            (4)             (5)          --
  Chief Operating Officer         1998           --         --            (4)             (5)          --
Larry C. Gaines..............     2000       280,000   112,000          --              --          3,796(7)
  Executive Vice President,       1999           --         --          --              --             --
  Advertising Marketing and       1998           --         --          --              --             --
  Merchandising
Barbara C. Brown.............     2000       178,654    54,000          --              --         20,020(8)
  Senior Vice President,          1999       175,000    75,000          --          28,000         22,334(9)
  Store Operations                1998       175,000    75,000          --              --         12,270(10)

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

 (2) Mr. Alvarez commenced serving as Chairman of the Board and Chief Executive Officer of Wherehouse in January 1997 pursuant to the Management Services Agreement. The Management Services Agreement was extended for one year to October 14, 2000 pursuant to an extension and amendment thereof dated as of May 14, 1999.

 (3) Pursuant to an amendment to the Management Services Agreement (see note 4 below), Mr. Hilton was excluded from the personnel supplied to the Company by A&M and he was made an employee of the Company effective January 3, 2000.

 (4) Mr. Hilton served the Company under the Management Services Agreement with A&M through December 31, 1999. In January, 1998, Mr. Hilton was appointed Chief Operating Officer, and in March, 1999, Mr. Hilton was appointed Executive Vice President, Special Projects and Development. In January 2000, he was appointed President and Chief Operating Officer. The Company did not pay any separate compensation for Mr. Hilton to A&M for Fiscal 1998. Effective February 1, 1998, the Company agreed, pursuant to an amendment to the Management Services Agreement, to compensate A&M separately for Mr. Hilton's services. See Item 13 -- "Certain Relationships and Related Transactions."

 (5) In connection with the Management Services Agreement, Wherehouse issued options to purchase 993,380 shares of Common Stock, subject to adjustment, to A&M #3 (an affiliate of A&M), of which Mr. Alvarez is a principal, pursuant to a Non-Transferable Stock Option Agreement dated as of January 31, 1997, as amended (the "Option Agreement"). Mr. Hilton possesses a pecuniary interest in A&M Investment Associates #3, LLC. On April 30, 1998, the Option Agreement was amended to conform the Agreement to the intent of the parties. Pursuant to the Option Agreement, as amended, and based upon distributions and cash settlements pursuant to the Reorganization Plan, on December 10, 1998 the number of options granted to A&M #3 was adjusted to 1,199,151. See "Stock Options" under this Item 11 below.

 (6) Includes $303 paid on behalf of Mr. Hilton and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are a $415 automobile allowance and $36 of premiums paid for term life insurance.

 (7) Includes $673 paid on behalf of Mr. Gaines and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are a $2,492 automobile allowance and $631 of premiums paid for term life insurance.

 (8) Includes $1,860 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are a $7,200 automobile allowance, $7,387 of premiums paid for term life insurance and $3,573 for matching contributions to the Company's 401(k) plan.

 (9) Includes $4,415 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are a $7,200 automobile allowance, $7,405 of premiums paid for term life insurance and $3,315 for matching contributions to the Company's 401(k) plan.

(10) Includes $1,895 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $7,153 of premiums paid for term life insurance and $3,222 for matching contributions to the Company's 401(k) plan.

STOCK OPTIONS

     In connection with the Management Services Agreement and consummation of the Reorganization Plan, Wherehouse entered into the Option Agreement to conform the agreement to the intention of the parties) with A&M #3, an affiliate of A&M, of which Antonio C. Alvarez, II is a principal. The Option Agreement provides for the grant to A&M #3 of options (the "A&M #3 Options") representing in the aggregate the right to purchase 10% of (i) the shares of Common Stock issued under the Reorganization Plan, (ii) certain shares purchased by A&M #3, and
(iii) the shares underlying these options. The A&M #3 Options vested monthly in equal installments through October 31, 1998, and all unexercised A&M #3 Options expire on January 31, 2003, subject to prior termination as set forth in the Management Services Agreement. The exact number of shares underlying these options and the exercise prices will depend on the final resolution of claims under the Reorganization Plan. The Option Agreement provides that such adjustments will be made periodically as deemed practicable. An interim adjustment was made on December 10, 1998 to reflect the resolution of claims as of September 30, 1998. After such adjustment, the A&M #3 Options consisted of (i) options to acquire 399,717 shares at an exercise price of $8.80, (ii) options to acquire 399,717 shares at an exercise price of $10.66, and (iii) options to acquire 399,717 shares at an exercise price of $12.97. The Company presently estimates that after all adjustments, the A&M #3 Options will consist of (i) options to acquire 407,667 shares at an exercise price of $8.63 per share, (ii) options to acquire 407,667 shares at an exercise price of $10.45 per share, and (iii) options to acquire 407,667 shares at an exercise price of $12.72 per share.

     On April 7, 1998 and on September 18 and 22, 1998, the Company's Compensation Committee granted, and the entire Board of Directors approved, grants of Nonqualified Stock Options under the Wherehouse 1998 Stock Incentive Plan for a total of 339,500 shares of Common Stock. Additional grants of Non-Qualified Stock Options totaling 254,500 were made during Fiscal 2000. As of April 30, 2000, net of forfeitures, there were 412,000 options outstanding under the Wherehouse 1998 Stock Incentive Plan. On April 13, 2000, the Board of Directors authorized the granting of an additional 264,500 options. See "Option/SAR Grants in Last Fiscal Year" below.

STOCK APPRECIATION RIGHT PLAN

     On April 13, 2000, the Board of Directors approved a Stock Appreciation Rights Plan whereby participants may be issued rights based on the increase in the value of the Company's equity interest in CheckOut.com over a base value (see Item 1 -- "Business -- E-Commerce" above).

FISCAL YEAR-END OPTION VALUES

     No options were exercised by any of the Named Executive Officers during Fiscal 2000. The following table sets forth certain information with respect to the Named Executive Officers of the Company concerning the number of shares covered by both exercisable and unexercisable stock options held as of January 31, 2000. None of the Named Executive Officers held any stock appreciation rights at such time. No established trading market exists for the Common Stock. As of January 31, 2000, the Company calculated the book value of each share of Common Stock to be $9.01. This book value of $9.01 per share is utilized to calculate the value of unexercised in-the-money options in the table below. The value used is not intended to represent the price at which shares of Common Stock trade.

                         FISCAL YEAR-END OPTION VALUES

                                           NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                                           OPTIONS AT FY-END(#)               AT FY-END($)
                 NAME                    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE(1)
                 ----                    -------------------------    ----------------------------
Antonio Alvarez, II....................          1,199,151/0(2)                $83,940/0
Hugh G. Hilton.........................                     (3)                      0/0
Larry C. Gaines........................        10,000/40,000(4)                      0/0
Barbara C. Brown.......................        11,200/16,800(4)                      0/0

---------------
(1) As noted above, book value was used to calculate the value of unexercised in-the-money options. If a higher stock value were used to calculate the value of unexercised options at fiscal year-end, the value of unexercised options would be higher, as (i) more options would be "in-the-money," and
    (ii) each in-the-money option would have a higher value.

(2) Wherehouse entered into the Option Agreement with A&M #3, an affiliate of Alvarez & Marsal, Inc., of which Antonio C. Alvarez, II is a principal. Pursuant to the terms of the Option Agreement, on January 31, 1997, Wherehouse granted to A&M #3 three tranches of options to acquire, in the aggregate, 993,380 shares of Common Stock, subject to adjustment upon certain events. On April 30, 1998, the Option Agreement was amended to conform the agreement to the intent of the parties. On December 10, 1998, pursuant to the Option Agreement, as amended, and based upon distributions and cash settlements pursuant to the Reorganization Plan, the number of options granted to A&M #3 was adjusted such that the total shares subject to such options was 1,199,151, comprised of: (i) options to acquire 399,717 shares at an exercise price of $8.80, (ii) options to acquire 399,717 shares at an exercise price of $10.66, and (iii) options to acquire 399,717 shares at an exercise price of $12.97. See "Certain Relationships and Related Transactions" under Item 13 below.

(3) In connection with the Management Services Agreement, as amended, Wherehouse issued options to purchase 993,380 shares, subject to adjustment and subsequently increased to 1,199,151 shares as described in Note 2 above, of Common Stock to A&M #3 pursuant to the Option Agreement. Mr. Hilton possesses a pecuniary interest in A&M #3. See Item 13 -- "Certain Relationships and Related Transactions."

(4) These ten year options vest, subject to acceleration in certain circumstances, in five equal annual installments beginning on October 26, 1999 for Mr. Gaines and April 7, 1999 for Ms. Brown and have an exercise prices of $18.00 and $12.00 per share, respectively.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                          INDIVIDUAL GRANTS                                       POTENTIAL REALIZABLE
                   --------------------------------                                 VALUE AT ASSUMED
                     NUMBER OF     PERCENT OF TOTAL                              ANNUAL RATES OF STOCK
                    SECURITIES       OPTIONS/SARS                                PRICE APPRECIATION FOR
                    UNDERLYING        GRANTED TO      EXERCISE OR                    OPTION TERM(1)
                   OPTIONS/SARS      EMPLOYEES IN     BASE PRICE    EXPIRATION   ----------------------
      NAME         GRANTED(2)(3)     FISCAL YEAR       ($/SHARE)       DATE        5%($)       10%($)
      ----         -------------   ----------------   -----------   ----------   ---------   ----------
Larry C. Gaines       50,000             19.6%          $18.00      10/26/2008    $67,563     $640,683

---------------
(1) The amounts under the columns labeled "5%" and "10%" are included pursuant to certain rules promulgated by the Commission and are not intended to forecast future appreciation, if any, in the price of the Company's Common Stock. The amounts are calculated by using the fair market value of $11.88 per share of Common Stock which was the fair market value on the April 7, 1998 initial grant date of options under the Wherehouse 1998 Stock Incentive Plan (as determined by an appraisal obtained by the Company) and assume annual compounded stock appreciation rates of 5% and 10% over the full 10-year term of the options.

    The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. As set forth in note 2 below, the option grants vest equally over a 5-year periods and the reported amounts are based on the assumption that the named persons hold the options granted for their full 10-year term. The actual value of the options will vary in accordance with the market price of the Company's Common Stock.

(2) Stock options were granted under the Wherehouse 1998 Stock Incentive Plan at exercise prices deemed not to be less than the fair market value at the time of the grant. All options described in this table were to vest in five equal installments on the anniversary of the grant date over a 5-year period. Vested but unexercised options expire 6 months after a termination of employment due to retirement, death or total disability; immediately upon any termination of the individual's employment "for cause"; and 30 days after a termination of employment for any other reason. Generally, upon a "Change in Control Event", each option will become immediately exercisable. A "Change in Control Event" under the Wherehouse 1998 Stock Incentive Plan generally includes (subject to certain exceptions) (i) a more than 50% change in ownership of the Company; (ii) certain changes in a majority of the Board of Directors; (iii) certain mergers or consolidations approved by the Company's stockholders; or (iv) stockholder approval of a liquidation of the Company or sale of substantially all of the Company's assets. A "Change in Control Event" could also be triggered if any new person acquires greater than 30% ownership of the Company's Common Stock and certain 5% owners (see
    Item 12 -- "Security Ownership of 5% Holders, Directors and Executive Officers" below) do not retain at least 30%.

(3) This table does not include the adjustment to the number of shares subject to the options granted to A&M #3 pursuant to the adjustment provisions of the Option Agreement, as amended. See "Item 13 -- Certain Relationships and Related Transactions" below.

COMPENSATION OF DIRECTORS

     Two non-employee members of the Board of Directors, Messrs. Radecki and Smith, each received a fee of $5,000 per attended meeting for his services and were reimbursed for reasonable expenses incurred in connection with their attendance at Board meetings. Messrs. Alvarez, Gallen and Davenport were not paid any additional compensation for their services as directors.

DESCRIPTION OF EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     As of January 31, 2000, Antonio C. Alvarez, II serves as Chairman of the Board and Chief Executive Officer pursuant to the Management Services Agreement. Under the Management Services Agreement, A&M currently receives (i) $600,000 annually as compensation for the services of Antonio C. Alvarez, II and the services of other personnel supplied to the Company by A&M as needed. A&M is also eligible to receive a discretionary incentive bonus for the services of certain individuals. During Fiscal 2000, a discretionary bonus of $46,000 was awarded to A&M. The Management Services Agreement, as amended, now provides that it will expire on October 14, 2000, subject to further extension or earlier termination under certain conditions.

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

ITEM 12. SECURITY OWNERSHIP OF 5% HOLDERS, DIRECTORS AND EXECUTIVE OFFICERS

     The Common Stock is the only outstanding class of voting securities of the Company. The following table sets forth, as of April 21, 2000, the number and percentage of shares of Common Stock beneficially owned by (i) each person known to Wherehouse to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of Wherehouse, (iii) each Named Executive Officer, and (iv) all directors and executive officers of Wherehouse as a group. Unless otherwise indicated in a footnote, each person listed below possesses sole voting and investment power with respect to the shares indicated as beneficially owned by him or her, subject to community property laws where applicable. The percentage of ownership in the following table does not include the additional estimated 4,700 shares that may be issued to A&M #3 pursuant to the Stock Subscription Agreement.

                                            NUMBER OF SHARES
                                           BENEFICIALLY OWNED           PERCENTAGE OF ALL
                  NAME                           (1)(2)            COMMON STOCK OUTSTANDING(3)
                  ----                     ------------------      ---------------------------
Stephen Feinberg.........................      7,099,282(4)                  55.6%
  450 Park Avenue, 28th Floor
  New York, New York 10022
Antonio C. Alvarez, II...................               (5)
  c/o Wherehouse Entertainment, Inc.
  19701 Hamilton Avenue
  Torrance, California 90502-1334
AND
Bryan Marsal.............................               (6)
  c/o Alvarez & Marsal, Inc.
  599 Lexington Avenue, Suite #2700
  New York, New York 10022-4802
A&M Investment Associates #3, LLC........      2,278,387(7)                  17.8%
  c/o Alvarez & Marsal, Inc.
  599 Lexington Avenue, Suite #2700
  New York, New York 10022-4802
A&M Investment Associates #4, LLC........        385,542(8)                   3.0%
A&M Investment Associates #8, LLC........         16,000(9)                      *
                                               ---------
          Total for Antonio C. Alvarez,
            II and Bryan Marsal..........      2,679,929(5)(6)               21.0%
Robert C. Davenport......................              0(10)                     0
Jonathan Gallen..........................        435,195(11)                  3.4%
Joseph B. Smith..........................              0                         0
Joseph J. Radecki, Jr....................              0                         0
Hugh G. Hilton...........................              0(7)                      0
Larry Gaines.............................         10,000(12)                     *
Barbara C. Brown.........................         11,200(13)                     *
All Directors and Executive Officers, as
  a group (9 persons)....................      3,136,324                     24.5%

---------------
  *  Less than 1%.

 (1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes sole or shared voting or investment power with respect to securities. Except as otherwise noted below and subject to community property laws where applicable, each person named reportedly has sole voting and dispositive power with respect to all shares of Common Stock shown as beneficially owned by such person. On April 21, 2000, there were 11,026,421 shares of Common Stock outstanding.

 (2) The number of shares listed as beneficially owned by each named person (and the directors and executive officers as a group) includes shares of Common Stock underlying options, warrants and rights (including conversion rights) exercisable as of or within 60 days after April 21, 2000, as follows:

A&M Investment Associates #3, LLC.........................  1,199,151
  Antonio C. Alvarez, II, Bryan Marsal
Jonathan Gallen...........................................    161,666
Stephen Feinberg..........................................     72,687
Larry C. Gaines...........................................     10,000
Barbara C. Brown..........................................     11,200
                                                            ---------
All Directors and Executive Officers as a Group (9
  persons)................................................  1,382,017

 (3) The percent of Common Stock outstanding is based upon (i) the 11,026,421 shares of Common Stock issued and outstanding at April 21, 2000, plus (ii) the 776,000 warrants issued under the Reorganization

     Plan, plus (iii) the 1,199,151 shares underlying the A&M Options, plus (iv) all employee stock options that are exercisable within 60 days of April 21, 2000. In connection with the Reorganization Plan, holders of Old Wherehouse's Senior Subordinated Notes received three tranches of warrants to purchase shares of Common Stock (the "Warrants"). The Tranche A Warrants represent the right to purchase 576,000 shares of Common Stock at an exercise price of $2.38 per share and have a five year maturity. The Tranche B Warrants represent the right to purchase 100,000 shares of Common Stock at an exercise price of $9.00 per share and have a seven year maturity. The Tranche C Warrants represent the right to purchase 100,000 shares of Common Stock at an exercise price of $11.00 per share and have a seven year maturity. Each Warrant is exercisable for one share of the Common Stock.

 (4) This information was obtained from a Schedule 13D -- Amendment No. 2 filed with the Commission regarding Mr. Feinberg's beneficial ownership as of September 29, 1998. Ownership is described as follows: Cerberus Partners, L.P., a Delaware limited partnership, owns 1,670,222 shares of Common Stock and 4,959 Warrants; Cerberus International, Ltd., a corporation organized under the laws of the Bahamas, owns 1,962,182 shares of Common Stock and 32,280 Warrants; Ultra Cerberus Fund, Ltd., a corporation organized under the laws of the Bahamas, owns 156,583 shares of Common Stock and 7,291 Warrants, all over which Mr. Feinberg possesses sole voting and dispositive power. Various other private investment funds for which Mr. Feinberg possesses dispositive authority over the securities of the Company own in the aggregate 3,237,608 shares of the Common Stock and 28,157 Warrants.

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

(12) Mr. Gaines has a right to acquire 10,000 shares of Common Stock pursuant to stock options exercisable as of or within 60 days after April 21, 2000 that were issued pursuant to the Wherehouse Entertainment, Inc. 1998 Stock Incentive Plan.

(13) Ms. Brown has a right to acquire 11,200 shares of Common Stock pursuant to stock options exercisable as of or within 60 days after April 21, 2000 that were issued pursuant to the Wherehouse Entertainment, Inc. 1998 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Antonio C. Alvarez, II serves as Chairman of the Board and Chief Executive Officer pursuant to the Management Services Agreement. Under the Management Services Agreement, A&M currently receives (i) $600,000 annually as compensation for the services of Antonio C. Alvarez, II and the services of other personnel supplied by A&M as needed. A&M is also eligible to receive a discretionary incentive bonus for the services of certain individuals. During Fiscal 2000, discretionary bonuses of $46,000 were awarded to A&M. The Management Services Agreement, as amended, now provides that it will expire on October 14, 2000, subject to further extension or earlier termination under certain conditions.

     Pursuant to the Management Services Agreement and the Stock Subscription Agreement, Wherehouse agreed to sell, and A&M #3 agreed to buy at a purchase price of $6,340,000 ($1,000,000 in cash from A&M #3's funds, plus a secured recourse promissory note in the principal amount of $335,000 and a secured non-recourse promissory note in the amount of $5,005,000 (collectively, the "Promissory Notes")) 1,100,000 shares of the Common Stock (the "A&M Shares") (subject to adjustment upward or downward to represent 10% of the sum of (i) the shares of Common Stock ultimately issued under the Reorganization Plan plus (ii) the number of shares of Common Stock issued to A&M #3). The Management Services Agreement provides that the number of A&M Shares are to be adjusted periodically, as practicable, based on the shares issued under the Reorganization Plan. An interim adjustment was made on December 10, 1998 to reflect the issuance of shares under the Reorganization Plan based on the resolution of claims as of September 30, 1998. Based on this interim adjustment, the number of A&M Shares was reduced to 1,079,236. The Company estimates that approximately 8,700 additional A&M Shares will be issued in the future based on the adjustment formula. The Promissory Notes bear interest at 7% per annum during the first four years and 11% per annum during the fifth through seventh years, mature on January 31, 2004 and have no scheduled interest or principal amortization until their maturity date. The Promissory Notes are secured by a first priority pledge of the A&M Shares pursuant to a Stock Pledge Agreement dated as of January 31, 1997.

     In addition, in connection with the Management Services Agreement and consummation of the Reorganization Plan, Wherehouse entered into the Option Agreement with A&M #3, an affiliate of A&M, of which Antonio C. Alvarez, II is a principal. The Option Agreement provides for the grant to A&M #3 of options representing in the aggregate the right to purchase 10% of (i) the shares of Common Stock issued under the Reorganization Plan, (ii) the A&M #3 Shares, and
(iii) the shares underlying these options. The A&M #3 Options vested monthly in equal installments through October 31, 1998 and all unexercised A&M #3 Options expire on January 31, 2003, subject to prior termination as set forth in the Management Services Agreement. The exact number of shares underlying the A&M Options and the exercise price will depend on the final resolution of claims under the Reorganization Plan. The Option Agreement provides that such adjustments will be made periodically as deemed practicable. An interim adjustment was made on December 10, 1998 to reflect the resolution of claims as of September 30, 1998. After such adjustment, the A&M #3 Options consist of (i) options to acquire 399,717 shares at an exercise price of $8.80, (ii) options to acquire 399,717 shares at an exercise price of $10.66, and (iii) options to acquire 399,717 shares at an exercise price of $12.97. The Company presently estimates that after all adjustments, the A&M #3 Options will consist of (i) options to acquire 407,667 shares at an exercise price of $8.63 per share, (ii) options to acquire 407,667 shares at an exercise price of $10.45 per share, and
(iii) options to acquire 407,667 shares at an exercise price of $12.72 per share.

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

     In 1998, the Company paid a one-time fee of $0.9 million to Cerberus Capital Management, L.P. for a commitment to provide a bridge loan to finance the acquisition of Blockbuster Music in the event that permanent financing was not in place at the time of the Acquisition. Cerberus Capital Management, L.P. is a limited partnership controlled by Mr. Feinberg, who is a beneficial owner of greater than 5% of the Common Stock of Wherehouse. Mr. Davenport, a Managing Director of Cerberus Capital Management, L.P., is a director of Wherehouse.

     Madeleine LLC, a Delaware limited liability company ("Madeleine"), has entered into a participation agreement with Congress, pursuant to which Madeleine has agreed to purchase a 100% undivided interest in all of Congress's right, title and interest in and to any Tranche B loans. On October 26, 1998, Madeleine received $100,000 of the closing fee for the Congress Facility. Madeleine will receive up to $100,000 annually from Congress as its portion of the annual commitment fee and unused line fee for the Tranche B loans. Stephen Feinberg is the managing member of Madeleine and the general partner of Cerberus Partners, L.P.

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

     3. Exhibits

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     2.1      Debtors' First Amended Chapter 11 Plan, as Revised for
              Technical Corrections dated October 4, 1996 and Supplemental
              Amendments on December 2, 1996 and December 13, 1996.
              (Incorporated by reference to Exhibits A, B and C of Exhibit
              3.1 of Old Wherehouse's Current Report on Form 8-K dated
              January 22, 1997.)
     2.2      Asset Purchase Agreement dated as of January 31, 1997 among
              Old Wherehouse, WEI and New Wherehouse. (Incorporated by
              reference to Exhibit 1.4 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)
     2.3      Stock Purchase Agreement dated as of August 10, 1998 by and among New Wherehouse and Viacom International Inc.
              (Incorporated herein by reference to Exhibit 2 of New
              Wherehouse's Quarterly Report on Form 10-Q dated September
              14, 1998).
     3.1      Certificate of Incorporation of New Wherehouse filed with
              the Delaware Secretary of State on November 15, 1997.
              (Incorporated by reference to Exhibit C of Exhibit A of
              Exhibit 3.1 of Old Wherehouse's Current Report on Form 8-K
              dated January 22, 1997.)
     3.2      Certificate of Amendment of Certificate of Incorporation of
              New Wherehouse filed with the Delaware Secretary of State on
              January 31, 1997. (Incorporated by reference to Exhibit 1.3 of Old Wherehouse's Current Report on Form 8-K dated
              February 12, 1997.)
     3.3      Certificate of Amendment of Certificate of Incorporation of
              Old Wherehouse filed with the Delaware Secretary of State on
              January 31, 1997. (Incorporated by reference to Exhibit 1.2 of Old Wherehouse's Current Report on Form 8-K dated
              February 12, 1997.)
     3.4      By-laws of New Wherehouse. (Incorporated by reference to
              Exhibit B of Exhibit A of Exhibit 3.1 of Old Wherehouse's
              Current Report on Form 8-K dated January 22, 1997.)
     3.5      Amendment to By-laws of New Wherehouse adopted January 30,
              1997, adopted by Unanimous Written Consent of the Sole
              Director of New Wherehouse. (Incorporated by reference to
              Exhibit 3.5 of New Wherehouse's Annual Report on Form 10-K
              dated May 16, 1997.)
     4.1      Tranche A Warrant Agreement dated as of January 31, 1997
              between New Wherehouse and United States Trust Company of
              New York, as the Warrant Agent. (Incorporated by reference to Exhibit 4.1 of New Wherehouse's Annual Report on Form
              10-K dated May 16, 1997.)
     4.2      Tranche B Warrant Agreement dated as of January 31, 1997
              between New Wherehouse and United States Trust Company of
              New York, as the Warrant Agent. (Incorporated by reference to Exhibit 4.2 of New Wherehouse's Annual Report on Form
              10-K dated May 16, 1997.)
     4.3      Tranche C Warrant Agreement dated as of January 31, 1997
              between New Wherehouse and United States Trust Company of
              New York, as the Warrant Agent. (Incorporated by reference to Exhibit 4.3 of New Wherehouse's Annual Report on Form
              10-K dated May 16, 1997.)
     4.4      Registration Rights Agreement dated as of January 31, 1997 among New Wherehouse, Cerberus Partners, L.P., CS First
              Boston Securities Corporation and Bank of America, Illinois.
              (Incorporated by reference to Exhibit 1.14 of Old
              Wherehouse's Current Report on Form 8-K dated February 12,
              1997.)
    10.1      Single Tenant Industrial Lease, dated November 5, 1991, by and between Watson Land Company, as lessor, and Old
              Wherehouse, as lessee. (Incorporated by reference to Exhibit
              10.6 of the Old Wherehouse's Annual Report on Form 10-K for
              the fiscal year ended January 31, 1992.)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.2      Management Services Agreement dated as of January 31, 1997 among New Wherehouse, A&M, Antonio C. Alvarez II, A&M #3,
              Cerberus Partners, L.P. and the Support Employees.
              (Incorporated by reference to Exhibit 1.5 of Old
              Wherehouse's Current Report on Form 8-K dated February 12,
              1997.)
    10.3      Extension and Amendment to Management Services Agreement
              dated as of February 1, 1998 among New Wherehouse, A&M,
              Antonio C. Alvarez, II and A&M #3. (Incorporated by
              reference to Exhibit 10.3 of New Wherehouse's Annual Report on Form 10-K dated May 1, 1998.)
    10.4      Second Amendment to Management Services Agreement dated as of April 30, 1998 among New Wherehouse, A&M, Antonio C.
              Alvarez, II and A&M #3. (Incorporated by reference to
              Exhibit 10.4 of New Wherehouse's Annual Report on Form 10-K
              dated May 1, 1998.)
    10.5      Secured Recourse Promissory Note dated January 31, 1997 by
              A&M #3 in favor of New Wherehouse in the principal amount of
              $335,000. (Incorporated by reference to Exhibit 1.6 of Old
              Wherehouse's Current Report on Form 8-K dated February 12,
              1997.)
    10.6      Secured Non-Recourse Promissory Note dated January 31, 1997 by A&M #3 in favor of New Wherehouse in the principal amount of $5,005,000. (Incorporated by reference to Exhibit 1.7 of
              Old Wherehouse's Current Report on Form 8-K dated February
              12, 1997.)
    10.7      Stock Pledge Agreement dated as of January 31, 1997 between
              A&M #3 and New Wherehouse. (Incorporated by reference to
              Exhibit 1.8 of Old Wherehouse's Current Report on Form 8-K
              dated February 12, 1997.)
    10.8      Stock Subscription Agreement dated as of January 31, 1997
              between New Wherehouse and A&M #3. (Incorporated by
              reference to Exhibit 1.9 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)
    10.9      Non-Transferable Stock Option Agreement dated as of January
              31, 1997 between New Wherehouse and A&M #3. (Incorporated by reference to Exhibit 1.10 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)
    10.10     First Amendment to Non-Transferable Stock Option Agreement
              dated as of April 30, 1998 between New Wherehouse and A&M
              #3. (Incorporated by reference to Exhibit 10.10 of New
              Wherehouse's Annual Report on Form 10-K dated May 1, 1998.)
    10.11     Registration Rights Agreement dated as of January 31, 1997 between New Wherehouse and A&M #3. (Incorporated by
              reference to Exhibit 1.12 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)
    10.12     Letter agreement dated as of October 14, 1996 among Cerberus
              Partners, L.P., CS First Boston Securities Corporation and
              Bank of America, Illinois regarding fees to be paid to A&M
              (Incorporated by reference to Exhibit 1.13 of Old
              Wherehouse's Current Report on Form 8-K dated February 12,
              1997.)
    10.13     Letter agreement dated as of January 31, 1997 between New
              Wherehouse and Cerberus Partners, L.P. regarding the
              reimbursement of fees paid by Cerberus Partners, L.P. on
              behalf of the senior lenders to A&M (Incorporated by
              reference to Exhibit 1.11 of Old Wherehouse's Current Report on Form 8-K dated February 12, 1997.)
    10.14     Loan and Security Agreement dated as of January 31, 1997
              between New Wherehouse and Congress Financial Corporation
              (Western). (Incorporated by reference to Exhibit 1.15 of Old
              Wherehouse's Current Report on Form 8-K dated February 12,
              1997.)
    10.15     Security Agreement dated as of January 31, 1997 between New
              Wherehouse and United States Trust Company of New York, as
              Collateral Agent for certain trade creditors. (Incorporated by reference to Exhibit 1.16 of Old Wherehouse's Current
              Report on Form 8-K dated February 12, 1997.)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.16     Intercreditor and Collateral Agency Agreement dated as of
              January 31, 1997 among New Wherehouse, the Trade Creditors named therein and United States Trust Company of New York, as Collateral Agent. (Incorporated by reference to Exhibit
              1.17 of Old Wherehouse's Current Report on Form 8-K dated
              February 12, 1997.)
    10.17     Intercreditor and Subordination Agreement dated as of
              January 31, 1997 among the Trade Creditors named therein,
              United States Trust Company of New York, as Collateral Agent
              for the Trade Creditors and Congress Financial Corporation
              (Western). (Incorporated by reference to Exhibit 1.18 of Old
              Wherehouse's Current Report on Form 8-K dated February 12,
              1997.)
    10.18     Security Agreement dated as of January 20, 1997, by and
              between Mellon US Leasing, a division of Mellon Leasing
              Corporation, successor to United States Leasing Corporation, as Secured Party, and Reorganized Wherehouse. (Incorporated
              by reference to Exhibit 10.15 of New Wherehouse's Annual
              Report on Form 10-K dated May 16, 1997.)
    10.19     Change of Control Agreements, dated as of July 10, 1995,
              between Old Wherehouse and each of its executive officers, with schedule required by instruction (2) to item 601(a) of
              Regulation S-K identifying the parties thereto and certain other details. (Incorporated by reference to Exhibit 10.1 of
              Old Wherehouse's Quarterly Report on Form 10-Q for the
              quarter ended July 31, 1995.)
    10.20     Transition License Agreement dated as of October 26, 1998
              between Wherehouse Entertainment, Inc., the Blockbuster
              Music subsidiaries, and Blockbuster Entertainment Inc.
              (Incorporated by reference to Exhibit 2.2 of New
              Wherehouse's Current Report on Form 8-K dated November 10,
              1998.)
    10.21     Transition Services Agreement dated as of August 10, 1998
              between Wherehouse Entertainment, Inc. and Viacom
              International Inc. (Incorporated by reference to Exhibit 2.3 of New Wherehouse's Current Report on Form 8-K dated
              November 10, 1998.)
    10.22     Amended and Restated Loan and Security Agreement dated as of
              October 26, 1998 between New Wherehouse and its subsidiaries and Congress Financial Corporation (Western). (Incorporated
              by reference to Exhibit 10.22 of New Wherehouse's Annual
              Report on Form 10-K dated May 17, 1999.)
    10.23     Intercreditor and Subordination Agreement dated as of
              October 26, 1998 among the Trade Creditors named therein,
              United States Trust Company of New York, as Collateral Agent
              for the Trade Creditors, and Congress Financial Corporation
              (Western). (Incorporated by reference to Exhibit 10.23 of
              New Wherehouse's Annual Report on Form 10-K dated May 17,
              1999.)
    10.24     Security Agreement dated as of October 26, 1998 between New
              Wherehouse and United States Trust Company of New York, as
              Collateral Agent for certain trade creditors. (Incorporated by reference to Exhibit 10.24 of New Wherehouse's Annual
              Report on Form 10-K dated May 17, 1999.)
    10.25     Intercreditor and Collateral Agency Agreement dated as of
              October 26, 1998 among certain subsidiaries of New
              Wherehouse, the Trade Creditors named therein and United
              States Trust Company of New York, as Collateral Agent.
              (Incorporated by reference to Exhibit 10.25 of New
              Wherehouse's Annual Report on Form 10-K dated May 17, 1999.)
    10.26     Wherehouse Entertainment, Inc. 1998 Stock Incentive Plan.
              (Incorporated by reference to Appendix A of the Company's
              definitive proxy statement dated September 25, 1998.)
              (Incorporated by reference to Exhibit 10.26 of New
              Wherehouse's Annual Report on Form 10-K dated May 17, 1999.)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.27     First Amendment to the Amended and Restated Loan and
              Security Agreement dated as of November 30, 1998 between New
              Wherehouse and its subsidiaries and Congress Financial
              Corporation (Western). (Incorporated by reference to Exhibit
              10.27 of New Wherehouse's Annual Report on Form 10-K dated
              May 17, 1999.)
    10.28     Extension and Third Amendment to Management Services
              Agreement dated as of May 13, 1999 among Wherehouse, A&M,
              Antonio C. Alvarez II and A&M #3. (Incorporated by reference to Exhibit 10.28 of New Wherehouse's Annual Report on Form
              10-K dated May 17, 1999.)
    10.29     Second Amendment to the Amended and Restated Loan and
              Security Agreement dated as of May 14, 1999 between
              Wherehouse and its subsidiaries and Congress Financial
              Corporation (Western). (Incorporated by reference to Exhibit
              10.29 of New Wherehouse's Annual Report on Form 10-K dated
              May 17, 1999.)
    10.30     Third Amendment to the Amended and Restated Loan and
              Security Agreement dated as of August 31, 1999 between
              Wherehouse and its subsidiaries and Congress Financial
              Corporation (Western). (Incorporated by reference to Exhibit
              10.1 of New Wherehouse's Quarterly Report on Form 10-Q for
              the quarter ended July 31, 1999.)
    10.31     Fourth Amendment to the Amended and Restated Loan and
              Security Agreement dated as of August 31, 1999 between
              Wherehouse and its subsidiaries and Congress Financial
              Corporation (Western). (Incorporated by reference to Exhibit
              10.1 of New Wherehouse's Quarterly Report on Form 10-Q for
              the quarter ended October 31, 1999.)
    27.0*     Financial Data Schedule.

---------------
 * Filed herewith

(b) CURRENT REPORTS ON FORM 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2000                         WHEREHOUSE ENTERTAINMENT, INC.

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

           SIGNATURE                                    TITLE                              DATE
           ---------                                    -----                              ----

  /s/ ANTONIO C. ALVAREZ, II                    Chairman of the Board,                 May 1, 2000
------------------------------                 Chief Executive Officer
    Antonio C. Alvarez, II

      /s/ MARK A VELARDE                      Executive Vice President,                May 1, 2000
------------------------------                 Chief Financial Officer
        Mark A Velarde

       /s/ MEHDI MAHDAVI                      Vice President, Controller               May 1, 2000
------------------------------              (Principal Accounting Officer)
         Mehdi Mahdavi

    /s/ ROBERT C. DAVENPORT                            Director                        May 1, 2000
------------------------------
      Robert C. Davenport

      /s/ JONATHAN GALLEN                              Director                        May 1, 2000
------------------------------
        Jonathan Gallen

     /s/ JOSEPH J. RADECKI                             Director                        May 1, 2000
------------------------------
       Joseph J. Radecki

      /s/ JOSEPH B. SMITH                              Director                        May 1, 2000
------------------------------
        Joseph B. Smith

                         WHEREHOUSE ENTERTAINMENT, INC.

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                    CONTENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report -- Deloitte & Touche LLP.......   F-2
Report of Independent Auditors -- Ernst & Young LLP.........   F-3
Financial Statements:
  Consolidated Balance Sheets at January 31, 2000 and
     1999...................................................   F-4
  Consolidated Statements of Operations for the years ended
     January 31, 2000, 1999 and 1998........................   F-5
  Consolidated Statements of Changes in Shareholders' Equity
     for the years ended January 31, 2000, 1999 and 1998....   F-6
  Consolidated Statements of Cash Flows for the years ended
     January 31, 2000, 1999 and 1998........................   F-7
Notes to Consolidated Financial Statements..................   F-8
Schedule II -- Valuation and Qualifying Accounts............  F-21

     All other schedules have been omitted because they are not required under the related instructions or are inapplicable, or because the required information is included elsewhere in the consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Wherehouse Entertainment, Inc.:

     We have audited the accompanying consolidated balance sheets of Wherehouse Entertainment, Inc. and subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wherehouse Entertainment, Inc. and subsidiaries at January 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
April 28, 2000

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Wherehouse Entertainment, Inc.:

     We have audited the accompanying statement of operations, changes shareholders' equity, and cash flows of Wherehouse Entertainment, Inc. for the year ended January 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Wherehouse Entertainment, Inc. for the year ended January 31, 1998 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Los Angeles, California
April 17, 1998

                         WHEREHOUSE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      JANUARY 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
Current assets (Note 6):
  Cash and cash equivalents.................................  $  4,531,000    $ 15,009,000
  Receivables, net..........................................     7,794,000       5,207,000
  Inventories, net..........................................   247,800,000     226,648,000
  Income taxes receivable...................................     2,348,000
  Other current assets......................................     2,306,000       2,807,000
  Deferred taxes (Note 7)...................................    15,932,000      14,003,000
                                                              ------------    ------------
     Total current assets...................................   280,711,000     263,674,000
  Property, equipment, and improvements, net (Notes 4 and
     6).....................................................    82,250,000      68,531,000
  Deferred taxes (Note 7)...................................    10,573,000      12,409,000
  Intangible assets, net (Notes 1, 2, 3 and 6)..............    38,075,000      41,282,000
  Other assets, net.........................................     2,074,000       1,845,000
                                                              ------------    ------------
          Total assets......................................  $413,683,000    $387,741,000
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and bank overdraft.......................  $177,158,000    $114,480,000
  Accrued expenses (Note 5).................................    30,067,000      29,679,000
  Sales taxes payable.......................................     4,015,000       9,304,000
  Store closure reserve -- acquired stores (Note 1).........     9,746,000      22,612,000
  Store closure reserve -- existing stores (Note 1).........     1,446,000       2,593,000
  Income taxes payable......................................                     4,607,000
  Reorganization liabilities (Note 2).......................     1,567,000       2,109,000
  Current portion of leases in excess of fair market value
     (Note 1)...............................................     3,278,000       3,271,000
  Current portion of capital lease obligations and other
     long-term debt.........................................     5,691,000       4,207,000
                                                              ------------    ------------
     Total current liabilities..............................   232,968,000     192,862,000
  Line of credit (Note 6)...................................    31,983,000      37,349,000
  Long-term debt (Note 2)...................................     3,812,000       3,837,000
  Capital lease obligations (Notes 4 and 9).................    22,018,000      23,546,000
  Leases in excess of fair market value (Note 1)............    21,463,000      25,929,000
  Deferred rent and other long-term liabilities (Note 3)....     5,168,000       6,040,000
                                                              ------------    ------------
          Total liabilities.................................   317,412,000     289,563,000
                                                              ------------    ------------
Commitments and contingencies (Notes 9 and 10)
Shareholders' equity (Note 10):
  Preferred stock
  Common stock..............................................       108,000         108,000
  Additional paid-in-capital................................    89,400,000      89,400,000
  Retained earnings.........................................    13,562,000      14,758,000
  Treasury stock............................................      (338,000)
  Notes receivable..........................................    (6,461,000)     (6,088,000)
                                                              ------------    ------------
          Total shareholders' equity........................    96,271,000      98,178,000
                                                              ------------    ------------
          Total liabilities and shareholders' equity........  $413,683,000    $387,741,000
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED JANUARY 31,
                                                   --------------------------------------------
                                                       2000            1999            1998
                                                   ------------    ------------    ------------
Sale merchandise revenue.........................  $756,055,000    $464,475,000    $276,147,000
Rental revenue, net..............................     9,836,000      15,984,000      23,881,000
                                                   ------------    ------------    ------------
     Total revenues..............................   765,891,000     480,459,000     300,028,000
Cost of sale merchandise revenue.................   495,596,000     309,687,000     176,137,000
                                                   ------------    ------------    ------------
     Gross profit................................   270,295,000     170,772,000     123,891,000
Selling, general and administrative expenses.....   237,749,000     140,135,000     104,738,000
System integration costs (Note 1)................                       827,000
Store closure costs -- existing stores (Note
  1).............................................                     2,869,000
Year 2000 remediation costs (Note 12)............       176,000       1,842,000
Depreciation and amortization....................    25,659,000      11,769,000       7,130,000
                                                   ------------    ------------    ------------
  Income from operations.........................     6,711,000      13,330,000      12,023,000
Interest expense.................................     7,796,000       3,503,000         531,000
Interest income..................................      (526,000)     (2,258,000)     (1,583,000)
                                                   ------------    ------------    ------------
  Income (loss) before income taxes..............      (559,000)     12,085,000)     13,075,000
Provision for income taxes (Note 7)..............       637,000       5,029,000       5,373,000
                                                   ------------    ------------    ------------
  Net (loss) income..............................  $ (1,196,000)   $  7,056,000    $  7,702,000
                                                   ============    ============    ============
Net income (loss) per common share: (Note 8)
  Basic..........................................  $      (0.11)   $       0.66    $       0.74
                                                   ============    ============    ============
  Diluted........................................  $      (0.11)   $       0.61    $       0.71
                                                   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                        COMMON STOCK         ADDITIONAL
                                   -----------------------     PAID-IN      RETAINED     TREASURY       NOTES
                                      SHARES       AMOUNT      CAPITAL      EARNINGS       STOCK     RECEIVABLE       TOTAL
                                   ------------   --------   -----------   -----------   ---------   -----------   -----------
Balance, February 1, 1997........   10,257,808    $103,000   $89,380,000                             $(5,340,000)  $84,143,000
Issuance of common stock.........      361,393       3,000        (3,000)
Interest on notes receivable.....                                                                       (373,000)     (373,000)
Net income.......................                                          $ 7,702,000                               7,702,000
                                    ----------    --------   -----------   -----------               -----------   -----------
Balance, January 31, 1998........   10,619,201     106,000    89,377,000     7,702,000                (5,713,000)   91,472,000
Adjustment of common stock
  (Note 10)......................      (20,764)
Issuance of common stock.........      125,628       1,000        (1,000)
Exercise of warrants.............        5,645       1,000        24,000                                                25,000
Interest on notes receivable.....                                                                       (375,000)     (375,000)
Net income.......................                                            7,056,000                               7,056,000
                                    ----------    --------   -----------   -----------               -----------   -----------
Balance, January 31, 1999........   10,729,710     108,000    89,400,000    14,758,000                (6,088,000)   98,178,000
Issuance of common stock.........       31,096
Purchase of treasury stock.......                                                        $(338,000)                   (338,000)
Interest on notes receivable.....                                                                       (373,000)     (373,000)
Net loss.........................                                           (1,196,000)                             (1,196,000)
                                    ----------    --------   -----------   -----------   ---------   -----------   -----------
Balance, January 31, 2000........   10,760,806    $108,000   $89,400,000   $13,562,000   $(338,000)  $(6,461,000)  $96,271,000
                                    ==========    ========   ===========   ===========   =========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED JANUARY 31,
                                                            ---------------------------------------------
                                                                2000            1999             1998
                                                            ------------    -------------    ------------
OPERATING ACTIVITIES:
Net (loss) income.........................................  $ (1,196,000)   $   7,056,000    $  7,702,000
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization...........................    25,659,000       11,769,000       7,130,000
  Store closure reserves -- existing stores...............                      2,869,000
  Rental amortization included in rental revenue, net.....     5,435,000       11,190,000      21,113,000
  Book value of rental inventory dispositions, included in
    rental revenue, net...................................       949,000        2,044,000       4,886,000
  Deferred taxes..........................................       432,000       (2,327,000)     (4,751,000)
  Changes in operating assets and liabilities:
    Receivables, net......................................    (1,518,000)      (3,911,000)        636,000
    Prepaid inventory deposits............................                                      4,486,000
    Inventories, net......................................   (28,029,000)      21,742,000      11,841,000
    Other current assets..................................       501,000          181,000       1,022,000
    Accounts payable, accrued expenses and other
      liabilities.........................................    56,909,000       19,905,000      23,894,000
    Income taxes payable..................................    (6,955,000)      (1,705,000)      6,312,000
    Rental inventory purchases............................    (6,105,000)     (11,502,000)    (21,195,000)
    Other long-term liabilities...........................    (1,373,000)         617,000       2,648,000
    Store closure reserve -- existing stores..............      (767,000)        (276,000)
    Store closure and FMV reserves -- acquired stores.....   (10,120,000)      (2,295,000)
    Changes due to reorganization activities..............                                     (5,867,000)
                                                            ------------    -------------    ------------
      Net cash provided by operating activities...........    33,822,000       55,357,000      59,857,000
                                                            ------------    -------------    ------------
INVESTING ACTIVITIES:
Purchase of property, equipment and improvements..........   (30,617,000)     (11,241,000)     (4,699,000)
(Decrease) increase in other assets.......................      (229,000)        (908,000)         85,000
Purchase of Blockbuster Music, net of cash acquired.......                   (116,535,000)
                                                            ------------    -------------    ------------
      Net cash used in investing activities...............   (30,846,000)    (128,684,000)     (4,614,000)
                                                            ------------    -------------    ------------
FINANCING ACTIVITIES:
Net (repayments) borrowings under line of credit..........    (5,366,000)      37,349,000
Payments on capital lease obligations and long-term
  debt....................................................    (6,835,000)      (1,237,000)       (696,000)
Exercise of warrants......................................                         25,000
Purchase of treasury stock................................      (338,000)
Interest on notes receivable..............................      (373,000)        (375,000)       (373,000)
Settlement of pre-petition claims.........................      (542,000)      (2,146,000)     (5,632,000)
                                                            ------------    -------------    ------------
      Net cash provided by (used in) financing
         activities.......................................   (13,454,000)      33,616,000      (6,701,000)
                                                            ------------    -------------    ------------
Net (decrease) increase in cash and cash equivalents......   (10,478,000)     (39,711,000)     48,542,000
Cash and cash equivalents, beginning of year..............    15,009,000       54,720,000       6,178,000
                                                            ------------    -------------    ------------
Cash and cash equivalents, end of year....................  $  4,531,000    $  15,009,000    $ 54,720,000
                                                            ============    =============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest................................................  $  6,815,000    $   2,760,000    $    991,000
  Income taxes............................................  $  7,465,000    $   9,089,000    $  1,362,000

NONCASH INVESTING AND FINANCING ACTIVITIES:

    The Company incurred capital lease obligations of $6,518,000 and $1,863,000 for the purchase of certain equipment during the years ended January 31, 2000 and 1999, respectively.

    During 1999, the Company accrued $775,000 of deferred financing costs incurred in connection with the Revolving Credit Facility (See Note 6).

          See accompanying notes to consolidated financial statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION AND ACQUISITION

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Wherehouse Entertainment, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated. Wherehouse Entertainment, Inc. and all of its subsidiaries are collectively referred to as the Company.

ACQUISITION

     On October 26, 1998, pursuant to a Stock Purchase Agreement dated as of August 10, 1998 (the "Purchase Agreement"), the Company acquired (the "Acquisition") from Viacom International Inc. ("Seller") all of the capital stock of certain retail music subsidiaries of the Seller (the "Acquired Business"). The Acquired Business operated under the name "Blockbuster Music." At the date of Acquisition, the Acquired Business consisted of 378 Blockbuster Music stores (the "Acquired Stores") in 33 states. In June 1999, the Company completed the system integration of the Acquired Stores, and all of the currently operating Acquired Stores are operating under the "Wherehouse Music" name. The initial purchase price was subject to a purchase price adjustment mechanism based on working capital as set forth in the Purchase Agreement.

     On September 8, 1999, the Company reached an agreement with the Seller with respect to a purchase price adjustment based on working capital plus a settlement of certain other issues. The final purchase price was $122.3 million, including direct acquisition costs of $4.7 million, resulting in an increase in intangible assets of $3.8 million as of January 31, 2000.

     The Acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair values at the Acquisition date based on valuations and other studies. The following is a summary of the acquired assets and liabilities:

Current assets.........................................  $189,180,000
Property, equipment & improvements.....................    45,982,000
Deferred tax assets, net...............................    19,861,000
Goodwill...............................................    29,361,000
Accounts payable and accrued expenses..................   (87,015,000)
Store closure and other reserves.......................   (20,042,000)
Capital lease obligations..............................   (26,430,000)
Leases in excess of fair market value..................   (28,551,000)
                                                         ------------
          Total consideration..........................  $122,346,000
                                                         ============

     The results of operations of the Acquisition are reflected in the accompanying consolidated financial statements from October 26, 1998. Goodwill arising out of the Acquisition is being amortized over 15 years.

     Upon the consummation of the Acquisition, the Company's senior management began formulating its plan to close certain stores which, due to the Acquisition, competed in the same trade areas as other stores (the "Store Closure Plan"). The Store Closure Plan, which was finalized during January 1999, anticipated the closing of 70 stores (51 Acquired Stores and 19 existing Wherehouse stores) located in 17 states. The Company has closed 58 of these stores (43 Acquired Stores and 15 existing Wherehouse stores) as of January 31, 2000. The Company is negotiating with landlords to terminate the leases on the remaining 12 stores.

                         WHEREHOUSE ENTERTAINMENT, INC.

     During Fiscal 1999, the Company recorded accruals in the purchase price allocation for store closure reserve -- acquired stores and leases in excess of fair market value. The following is a rollforward of the activity of these reserves:

                           BALANCE AS OF    CHARGES     BALANCE AS OF     CHARGES                     BALANCE AS OF
                            OCTOBER 26,     AGAINST      JANUARY 31,      AGAINST                      JANUARY 31,
                               1998         RESERVE         1999         RESERVES     ADJUSTMENT(2)       2000
                           -------------   ----------   -------------   -----------   -------------   -------------
Store closure reserve --
  acquired stores(1).....   $24,126,000    $1,514,000    $22,612,000    $ 8,782,000    $4,084,000      $ 9,746,000
Leases in excess of fair
  market value...........    29,981,000       781,000     29,200,000      3,029,000     1,430,000       24,741,000
                            -----------    ----------    -----------    -----------    ----------      -----------
          Total..........   $54,107,000    $2,295,000    $51,812,000    $11,811,000    $5,514,000      $34,487,000
                            ===========    ==========    ===========    ===========    ==========      ===========

---------------
(1) Consists substantially of lease termination costs.

(2) Adjustments relating to certain lease settlement costs and store closure reserves.

     During Fiscal 1999, the Company recorded accruals related to the planned closing of 19 existing Wherehouse stores. The following is a rollforward of the activity of the store closure reserve -- existing stores:

Balance at October 26, 1998(1)...........................  $2,869,000
Charges against reserve..................................     276,000
                                                           ----------
Balance at January 31, 2000..............................   2,593,000
Charges against reserve..................................   1,147,000
                                                           ----------
Balance at January 31, 2000..............................  $1,446,000
                                                           ==========

---------------
(1) Consists substantially of lease termination costs.

     The following unaudited pro forma financial information for the Company gives effect to certain adjustments, including depreciation expense, amortization of goodwill, corporate overhead allocations, interest expense and the related income tax effect of the foregoing adjustments, and reflects operating results as if the Acquisition had occurred at February 1, 1998:

                                             YEAR ENDED JANUARY 31,
                                          ----------------------------
                                              1999            1998
                                          ------------    ------------
Net revenues............................  $857,504,000    $918,001,000
Net loss................................  $(14,234,000)   $(43,767,000)
Basic net loss per share................         (1.33)   $      (4.20)
Diluted net loss per share..............         (1.23)   $      (4.20)

     The unaudited pro forma results have been prepared for comparative purposes only and do not purport to represent what the Company's actual results of operations would have been had the Acquisition occurred as of the beginning of the periods presented and are not intended to be a projection of future results or trends.

     In connection with the integration of the Acquired Business, the Company incurred consulting and system integration costs of $827,000 during 1999. These amounts are included in system integration costs in the accompanying consolidated statement of operations.

E-COMMERCE

     In response to the growth in electronic commerce and the future potential for on-line sales of prerecorded music and video product, the Company launched its own Internet commerce site, "Wherehousemusic.com," on May 10, 1999. In November of 1999, the Company agreed to enter into an equity investment and strategic partnership relationship (the "Agreement") with CheckOut.com, LLC ("CheckOut.com"), an Internet

                         WHEREHOUSE ENTERTAINMENT, INC.

content provider and e-commerce retailer of music, movies and games. This Agreement was finalized on February 16, 2000. In exchange for a 49% interest in CheckOut.com, the Company contributed $9.8 million in February of 2000. In addition, commencing March 2000, $1.568 million per month will be contributed up to an amount not to exceed $9.8 million. Under the terms of the Agreement, CheckOut.com is the exclusive Internet website partner for music, movies and games for Wherehouse Music. As a result, the Company merged the operation of its own Internet website, Wherehousemusic.com, with that of CheckOut.com. As a part of the CheckOut.com transaction, the Company sold 250,000 shares of its common stock to affiliates of its partner in CheckOut.com for $5.0 million in cash. In addition, during the year ended January 31, 2000, the Company loaned CheckOut.com $5.0 million which is included in accounts receivable in the accompanying balance sheet. This loan was repaid in connection with the finalization of the agreement with CheckOut.com.

 2. REORGANIZATION UNDER CHAPTER 11

     Wherehouse Entertainment, Inc. ("New Wherehouse") was incorporated under the laws of the state of Delaware on November 15, 1996, as WEI Acquisition Co. On January 31, 1997, New Wherehouse acquired substantially all of the assets of Wherehouse Dissolution Co. ("Old Wherehouse"), a Delaware corporation, and its parent company, WEI Holdings, Inc., a Delaware corporation (WEI, and together with Old Wherehouse, the "Debtor"), pursuant to a Chapter 11 plan of reorganization (the "Reorganization").

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

     Several state and local taxing authorities received promissory notes for their claims, due generally six years after the tax assessment date together with interest at 5%. The promissory notes, which amounted to $3,846,000 and $3,871,000 at January 31, 2000 and 1999, respectively, are included in long-term debt and current portion of other long-term debt in the accompanying consolidated balance sheets.

 3. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     The Company is a national specialty retailer of pre-recorded music, video and other entertainment-related products. Certain of the Company's stores offer video and other products for rental. At January 31, 2000, the Company operated 529 stores in 31 states. The Company is supported by centralized corporate services and the stores have similar economic characteristics, products, customers and retail distribution methods, and as such are reported as a single segment.

FISCAL YEAR

     The Company's fiscal year ends on January 31. References made to Fiscal 2000, 1999, and 1998 are to the fiscal years ended January 31, 2000, 1999 and 1998, respectively.

                         WHEREHOUSE ENTERTAINMENT, INC.

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

FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of the Revolving Credit Facility approximated its carrying value at January 31, 2000 based on debt with similar terms.

CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. It is the Company's practice to place its cash equivalents in high quality securities with a financial institution.

INVENTORY

     Wherehouse carries inventory at the lower of cost or market using the last-in, first-out (LIFO) method. Inventory consists primarily of resaleable pre-recorded music, videocassettes, DVDs, video games and other products. At January 31, 2000 and 1999, inventory valued using LIFO is $3,110,000 and $1,485,000, respectively, less than the value of the inventory if valued using the first-in, first-out method.

RENTAL INVENTORY

     The Company amortizes video rental inventory using the straight-line method over a three-month period with a $3 salvage value. Rental inventory has been classified as a current asset in the accompanying consolidated balance sheets as substantially all revenue and cash flow from rentals on hand is expected to be derived within a one-year period. The sell-through of such rental inventory in the year purchased results in additional amortization, which is included in rental revenue, net.

DEPRECIATION AND AMORTIZATION

     Fixed assets are stated at cost less accumulated depreciation and amortization, which includes the amortization of assets recorded under capital leases. Fixed assets purchased under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term. Depreciation

                         WHEREHOUSE ENTERTAINMENT, INC.

and amortization of equipment and leasehold improvements is computed on the straight-line method over the following periods:

                                                              YEARS
                                                              ------
Leasehold improvements......................................  2 - 10
Data processing equipment and software......................   3 - 5
Store and office fixtures and equipment.....................  1 - 10
Buildings and improvements..................................  5 - 30

INTANGIBLE ASSETS

     Goodwill of $29,361,000, resulting from the Acquisition (see Note 1), is being amortized on a straight-line basis over 15 years. Accumulated amortization was $2,453,000 and $482,000 at January 31, 2000 and 1999, respectively.
Reorganization value in excess of amounts allocable to identifiable assets resulting from the Reorganization (see Note 2) is being amortized on a straight-line basis over a period of 10 years.

     Reorganization goodwill consisted of the following at January 31, 2000 and January 31, 1999:

                                               2000           1999
                                            -----------    -----------
Original value............................  $15,953,000    $15,953,000
Accumulated amortization..................   (4,786,000)    (3,191,000)
                                            -----------    -----------
Net.......................................  $11,167,000    $12,762,000
                                            ===========    ===========

DEFERRED FINANCING COSTS

     In connection with the Acquisition, the Company incurred $1,391,000 of costs related to the Revolving Credit Facility (see Note 6). Such costs are being amortized on a basis that approximates the interest method over the term of the related debt. Accumulated amortization at January 31, 2000 and 1999 was $601,000 and $133,000, respectively.

DEFERRED RENT

     The Company recognizes rent expense on a straight-line basis over the life of the leases. At January 31, 2000 and 1999, deferred rent of $3,062,000 and $3,265,000, respectively, is included in the accompanying consolidated balance sheets.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable from cash flows.

STORE PRE-OPENING AND ADVERTISING COSTS

     Store pre-opening and advertising costs are charged to expense as they are incurred.

EARNINGS PER SHARE

     Basic net income per share is based on the weighted average number of shares of common stock outstanding. Diluted net income per share is based on the weighted average number of shares of common

                         WHEREHOUSE ENTERTAINMENT, INC.

stock outstanding and dilutive potential common shares from stock options and warrants (using the treasury stock method).

STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), which requires compensation expense for stock options to be recognized when the market price of the underlying security exceeds the exercise price on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation", permits companies to apply the principles of APB 25 and to additionally provide pro forma disclosures of net income and earnings per share as if the fair value method, as defined in SFAS No. 123, had been applied.

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

NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and will be effective for the Company's fiscal year ending January 31, 2002. The Company has not yet analyzed the impact of adopting the statement.

 4. PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements consist of the following at January 31, 2000 and 1999:

                                                       2000           1999
                                                   ------------    -----------
Land.............................................  $    141,000    $   141,000
Buildings and improvements.......................       131,000        131,000
Leasehold improvements...........................    20,490,000     15,849,000
Store and office fixtures and equipment..........    43,879,000     31,986,000
Data processing equipment and software...........    23,944,000     11,795,000
Capital leases...................................    27,836,000     22,021,000
                                                   ------------    -----------
                                                    116,421,000     81,923,000
Less accumulated depreciation and amortization...    34,171,000     13,392,000
                                                   ------------    -----------
Property and equipment, net......................  $ 82,250,000    $68,531,000
                                                   ============    ===========

     Accumulated amortization related to capital lease assets amounted to $5,818,000 and $902,000 at January 31, 2000 and 1999, respectively.

                         WHEREHOUSE ENTERTAINMENT, INC.

 5. ACCRUED EXPENSES

     Accrued expenses consists of the following at January 31, 2000 and 1999:

                                                       2000           1999
                                                    -----------    -----------
Gift certificate and credit slips liability.......  $14,804,000    $12,273,000
Payroll and related costs.........................    9,000,000      9,493,000
Accrued property taxes............................    2,420,000      4,398,000
Other.............................................    3,843,000      3,515,000
                                                    -----------    -----------
                                                    $30,067,000    $29,679,000
                                                    ===========    ===========

 6. REVOLVING CREDIT FACILITY

     The Company maintains a financing agreement (the "Facility") with a financial institution which provides for a revolving credit line of up to $165,000,000, including a letter of credit subfacility of $10,000,000, for a term of three years, with a year to year renewal thereafter. The revolving line of credit under the Facility is divided into two tranches, Tranche A and Tranche
B. The Company may borrow up to $155,000,000 under Tranche A. Tranche A loans bear interest at the prime rate (8.5% at January 31, 2000) plus 0.5%, or at the Company's election, an adjusted Eurodollar rate (6.203% at January 31, 2000) plus 1.75%. The Company's ability to make Tranche A borrowings is subject to borrowing base limitations based upon, among other things, the value of certain eligible merchandise inventory. If there is no availability under the Tranche A line, the Company may borrow up to $10,000,000 under the Tranche B line. Tranche B loans bear interest (i) on the first $5,000,000, at the prime rate plus 3.75% or an adjusted Eurodollar rate plus 5.0%, and (ii) on the next $5,000,000, at the prime rate plus 4.75% or an adjusted Eurodollar rate plus 6.0%. In addition, the Company pays an unused line fee of 0.375% per annum calculated upon the amount by which $120,000,000 exceeds the average daily principal balance of the outstanding Tranche A loans and letters of credit outstanding during the immediately preceding month, along with 0.5% per annum calculated upon the amount by which $10,000,000 exceeds the average daily principal balance of the outstanding Tranche B loans. As of January 31, 2000, there was an outstanding loan balance of $31,983,000 and there were no outstanding letters of credit.

     The Company also pays an annual commitment fee on the Tranche B line of $50,000, payable in advance for each year during which the line is available.

     The Facility contains certain financial covenants, including the maintenance of minimum adjusted net worth (as defined) and debt service coverage ratios, and is collateralized by substantially all of the assets of the Company.

     Under the Facility, dividends may only be paid if, after the dividend payment, the sum of (i) the Company's cash and (ii) availability under the Tranche A line, less outstanding and unpaid obligations and certain trade payables, exceeds $20,000,000.

                         WHEREHOUSE ENTERTAINMENT, INC.

 7. INCOME TAXES

     The provision for income taxes is summarized as follows:

                                                        YEAR ENDED JANUARY 31,
                                                --------------------------------------
                                                  2000         1999           1998
                                                --------    -----------    -----------
Current:
  Federal.....................................  $ 45,000    $ 5,667,000    $ 8,243,000
  State.......................................   160,000      1,689,000      1,881,000
                                                --------    -----------    -----------
          Total current.......................   205,000      7,356,000     10,124,000
                                                --------    -----------    -----------
Deferred:
  Federal.....................................   459,000     (1,668,000)    (3,920,000)
  State.......................................   (27,000)      (659,000)      (831,000)
                                                --------    -----------    -----------
          Total deferred......................   432,000     (2,327,000)    (4,751,000)
                                                --------    -----------    -----------
          Total...............................  $637,000    $ 5,029,000    $ 5,373,000
                                                ========    ===========    ===========

     A reconciliation of the difference between the federal statutory tax rate and the effective tax rate is summarized as follows:

                                                               YEAR ENDED JANUARY 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------    -----    -----
Statutory tax rate..........................................  (35.0%)   35.0%    35.0%
Non-deductible goodwill amortization........................  123.0      1.4
Other permanent tax differences.............................   11.0     (0.6)     0.9
State taxes, net of federal benefit.........................   14.9      5.8      5.2
                                                              -----     ----     ----
                                                              113.9%    41.6%    41.1%
                                                              =====     ====     ====

     The components of net deferred income taxes at January 31, 2000 and 1999 are as follows:

                                                               2000           1999
                                                            -----------    -----------
Net current deferred income tax assets (liabilities):
  Merchandise inventory...................................  $ 8,431,000    $ 2,843,000
  Vacation and bonus liabilities..........................    1,244,000      1,201,000
  Other accrued liabilities...............................    1,498,000        833,000
  Prepaid expenses........................................     (155,000)      (293,000)
  Reorganization expenses.................................     (716,000)      (721,000)
  Cash discounts..........................................     (426,000)      (426,000)
  State taxes.............................................     (402,000)       350,000
  Business acquisition....................................    6,458,000     10,216,000
                                                            -----------    -----------
                                                             15,932,000     14,003,000
                                                            -----------    -----------
Net long-term deferred income tax assets (liabilities):
  Reorganization value....................................    1,500,000      1,017,000
  Deferred rent...........................................    1,239,000      1,313,000
  Property, equipment and improvements....................   (1,202,000)       106,000
  Business acquisition....................................    9,036,000      9,973,000
                                                            -----------    -----------
                                                             10,573,000     12,409,000
                                                            -----------    -----------
          Total net deferred tax assets...................  $26,505,000    $26,412,000
                                                            ===========    ===========

                         WHEREHOUSE ENTERTAINMENT, INC.

     The Company is currently undergoing an audit by the Internal Revenue Service for Fiscal 1998. Management believes that an adverse result from the audit, if any, will not have a significant impact on its financial position.

 8. EARNINGS PER SHARE

     The following table is a reconciliation of the basic and diluted earnings per share computations:

                                                        YEAR ENDED     YEAR ENDED    YEAR ENDED
                                                       JANUARY 31,     JANUARY 31,   JANUARY 31,
                                                           2000           1999          1998
                                                       ------------    -----------   -----------
Basic EPS Computation:
  Numerator..........................................  $ (1,196,000)   $ 7,056,000   $ 7,702,000
  Denominator:
     Weighted average common shares outstanding......    10,750,000     10,690,000    10,421,000
                                                       ------------    -----------   -----------
          Total shares...............................    10,750,000     10,690,000    10,421,000
                                                       ------------    -----------   -----------
Basic EPS............................................  $      (0.11)   $      0.66   $      0.74
                                                       ============    ===========   ===========
Diluted EPS Computation:
  Numerator..........................................  $ (1,196,000)   $ 7,056,000   $ 7,702,000
  Denominator:
     Weighted average common shares outstanding......    10,750,000     10,690,000    10,421,000
     Incremental shares from assumed exercise of
       warrants......................................             0        537,000       439,000
     Incremental shares from assumed exercise of
       options.......................................             0        325,000        35,000
                                                       ------------    -----------   -----------
          Total shares...............................    10,750,000     11,552,000    10,895,000
                                                       ------------    -----------   -----------
Diluted EPS..........................................  $      (0.11)   $      0.61   $      0.71
                                                       ============    ===========   ===========

     Options and warrants were not included in the computation of diluted earnings per share during January 31, 2000 because there was a net loss and therefore, all options and warrants would be antidilutive. Options to purchase 86,000 and 393,300 shares of common stock outstanding during the years ended January 31, 1999 and 1998 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

 9. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases all of its retail stores and other facilities under non-cancelable lease agreements that expire on various dates and provide for renewal options. Certain of these leases have scheduled rent increases or require rent escalations based on the consumer price index and/or provide for payment of the real estate taxes and additional rents based on a percentage of sales. Leases related to certain stores acquired (see Note 1) are reflected as capital leases in the accompanying consolidated balance sheet at January 31, 2000 and 1999. In addition, the Company leases certain equipment under capital lease agreements.

                         WHEREHOUSE ENTERTAINMENT, INC.

     Future minimum annual lease payments under operating and capital leases at January 31, 2000 are payable as follows:

                                                            OPERATING        CAPITAL
                                                           ------------    -----------
  2000...................................................  $ 60,286,000    $ 7,293,000
  2001...................................................    53,618,000      7,028,000
  2002...................................................    45,431,000      5,390,000
  2003...................................................    39,839,000      3,725,000
  2004...................................................    27,756,000      3,260,000
  Thereafter.............................................    46,011,000      6,506,000
                                                           ------------    -----------
          Total minimum lease payments...................  $272,941,000     33,202,000
                                                           ============
     Less amounts representing interest..................                    6,555,000
                                                                           -----------
     Present value of minimum lease payments.............                  $26,647,000
                                                                           ===========

     Rental expense charged to operations was $59,205,000, $35,961,000, and $25,365,000 during Fiscal 2000, 1999 and 1998, respectively. In addition, real estate taxes and additional rents based on percentage of sales were $8,272,000, $4,388,000, and $2,392,000 during Fiscal 2000, 1999, and 1998, respectively.

OTHER

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

     Common Stock -- $.01 par value; 24,000,000 shares authorized; 10,760,806 and 10,729,710 issued and outstanding shares at January 31, 2000 and 1999, respectively.

     Pursuant to the Management Services Agreement dated as of January 31, 1997 and as subsequently amended (the "Management Services Agreement"), and a Stock Subscription Agreement dated as of January 31, 1997 (the "Stock Subscription Agreement"), the Company agreed to sell, and A&M Investment Associates #3, LLC ("A&M #3"), an affiliate of A&M, agreed to buy at a purchase price of $6,340,000 ($1,000,000 in cash from A&M #3's funds, plus a secured recourse promissory note in the principal amount of $335,000 and a secured non-recourse promissory note in the amount of $5,005,000 (collectively, the Promissory Notes), 1,100,000 shares of the common stock (the A&M Shares) (subject to adjustment upward or downward to represent 10% of the sum of (i) the shares of common stock ultimately issued under the Reorganization Plan plus (ii) the number of shares of common stock issued to A&M #3). On December 10, 1998, the A&M Shares were adjusted downward by 20,764, which reduced the total shares to A&M as of January 31, 1999 to 1,079,236. The Promissory Notes bear interest at 7% per annum during the first four years and 11% per annum during the fifth through seventh years, mature on January 31, 2004, and have no scheduled interest and principal amortization until their maturity date. The Promissory Notes are secured by a first priority pledge of the A&M Shares pursuant to a Pledge Agreement dated as of January 31, 1997.

     In addition, New Wherehouse and A&M #3 entered into a Non-Transferable Stock Option Agreement dated as of January 31, 1997, (as amended, the "Stock Option Agreement"), pursuant to which the Company issued to A&M #3 three tranches of options to purchase shares of common stock (the A&M Options; and,

                         WHEREHOUSE ENTERTAINMENT, INC.

together with the A&M Shares, the "A&M" Securities) representing in the aggregate the right to purchase an additional 10% of the shares of common stock issued under the Reorganization Plan. The first tranche of options represents the right to purchase 399,717 shares of common stock at an exercise price of $8.80. The second tranche of options represents the right to purchase 399,717 shares of common stock at an exercise price of $10.66. The third tranche of options represents the right to purchase 399,717 shares of common stock at an exercise price of $12.97. The A&M Options are fully vested and all unexercised A&M Options expire on January 31, 2003, subject to prior vesting or termination as set forth in the Management Services Agreement. The A&M Options are subject to upward adjustment on a quarterly basis as additional shares of common stock related to the Reorganization are issued and are entitled to certain other anti-dilution provisions as set forth in the Stock Option Agreement. The above option amounts and exercise prices have been adjusted for anti-dilution effects through January 31, 2000.

     Under the Reorganization Plan, the Company issued three Tranches of warrants to purchase shares of common stock (the "Warrants"). The Tranche A warrants represent the right to purchase 576,000 shares of common stock at an exercise price of $2.38 per share and have a five year maturity. The Tranche B warrants represent the right to purchase 100,000 shares of common stock at an exercise price of $9.00 per share and have a seven year maturity. The Tranche C warrants represent the right to purchase 100,000 shares of common stock at an exercise price of $11.00 per share and have a seven year maturity.

     During April 1998, the Board of Directors adopted the Wherehouse 1998 Stock Incentive Plan ("Stock Incentive Plan"), which was amended on September 22, 1998, to increase the number of shares available to 600,000. Under the provisions of the plan, the Company may grant incentive and non-qualified stock options and stock appreciation rights (SARs) to employees, officers and directors at the discretion of the Board of Directors. Options granted under the plan vest ratably over a five year period and expire ten years from the date of the grant.

     Non-qualified options are granted at an exercise price of no less than 85% of fair market value at the date of the grant. Incentive options are granted at no less than 100% (110% for holders of more than 10% of the voting stock) of the fair market value at the date of the grant. During 2000, the Company granted 254,500 options to purchase shares of common stock to officers and employees at $18 per share, an amount which exceeded the fair market value at the date of the grant. There were no SARs granted during 2000. A summary of activity in the Stock Incentive Plan is as follows:

                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                             -------    ----------------
Options outstanding at February 1, 1998
Options granted at $12.00 - $18.00 per share...............  339,500        $  13.60
Options cancelled..........................................
                                                             -------        --------
Options outstanding at January 31, 1999....................  339,500           13.60
Options granted at $18.00 per share........................  254,500           18.00
Options cancelled..........................................  182,000           15.51
                                                             -------        --------
Options outstanding at January 31, 2000....................  412,000        $  15.52
                                                             =======        ========

     At January 31, 2000, there were 38,820 options exercisable under the Stock Incentive Plan. All options granted in 2000 under the Stock Incentive Plan were at prices greater than the fair value of the Company's stock at the date of grant and, accordingly, no compensation expense has been recognized.

                         WHEREHOUSE ENTERTAINMENT, INC.

     Had compensation expense for grants under the Stock Incentive Plan been determined based on the fair value method of SFAS 123, the Company's net income and earnings per share would not have been significantly different.

     The pro forma compensation expense related to the fair value of options issued was estimated using the Black-Scholes model with the following assumptions: expected volatility -- none (minimum value method); risk free-interest rate -- 5.51%; average life -- 6 years and expected dividends -- none. The weighted average fair value of options granted in 2000 and 1999 was $0 and $2.45, respectively.

     On April 13, 2000, the Board of Directors approved a Stock Appreciation Rights Plan whereby participants may be issued rights based on the increase in the value of the Company's equity interest in CheckOut.com over a base value (see Note 1).

11. EMPLOYEE BENEFITS

     Employees' Savings Retirement Plan: In March 1992, the Company established a tax qualified 401(k) Savings Retirement Plan (401(k) Plan). All employees who have completed one year of service and at least 1,000 hours of service in that year with the Company are eligible to join the 401(k) Plan on the first day of each calendar quarter. All eligible employees may contribute from 1% to 10% of their annual compensation on a pre-tax basis. The Company contributes to the 401(k) Plan based on employee contributions. Matching contributions made by the Company vest 25% per year beginning with the employee's second year of employment. The Company recognized expense of $386,000 in 2000, $223,000 in 1999, and $235,000 in 1998 for matching costs and administrative fees under the 401(k) Plan.

     Employment Agreements: In connection with the Management Services Agreement (see Note 10), certain specified executive services are provided to the Company in exchange for annual fees, plus incentive fees up to $230,000, if certain financial targets are achieved. Charges, including incentives, amounted to $1,495,000, $1,364,000 and $953,000 during the years ended January 31, 2000,
1999 and 1998, respectively.

     In the event that the Company's Chairman of the Board and Chief Executive Officer under the Management Services Agreement is terminated other than for cause (as defined in the Management Services Agreement), prior to October 14, 2000, the Management Services Agreement provides that (i) A&M #3 will have the right to require the Company to purchase the shares of common stock and options (whether or not vested), owned by A&M #3, and (ii) the Company will pay A&M cash in a lump sum amount equal to $50,000 multiplied by the number of months remaining from the time of termination to October 14, 2000. The price to be paid by the Company in purchasing the shares of common stock and options to acquire common stock owned by A&M #3 will depend on the fair market value (as defined in the Management Services Agreement) of the common stock at the time of purchase. Any payments made to A&M #3 in purchasing the shares of common stock and options to acquire common stock from A&M #3 are required to be applied to reduce the outstanding amounts under the Promissory Notes.

12. YEAR 2000 REMEDIATION COSTS

     Non-recurring costs of $176,000 and $1,842,000 relating to the Company's remediation of its computer systems to comply with Year 2000 readiness requirements were recorded during Fiscal 2000 and 1999, respectively.

13. RELATED PARTIES

     The Company paid a onetime fee of $938,000 to Cerberus Capital Management, L.P., the beneficial owner of approximately 65% of the Company's common stock, for a commitment to provide a bridge loan to finance the Acquisition (See Note
1) in the event that permanent financing was not in place at the time of the Acquisition. This fee is included in interest expense in the Fiscal 1999 consolidated statement of operations.

                         WHEREHOUSE ENTERTAINMENT, INC.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended January 31, 2000 and 1999:

                                                                   QUARTER ENDED
                                                  ------------------------------------------------
                                                  APRIL 30    JULY 31     OCTOBER 31    JANUARY 31
                                                  --------    --------    ----------    ----------
2000
Total revenues..................................  $175,903    $183,501     $165,466      $241,021
Gross profit....................................    60,352      66,924       63,727        79,292
Income from operations..........................    (4,626)        621       (2,081)       12,797
Net income (loss)...............................    (3,685)       (891)      (2,426)        5,806
Net income per common share:
  Basic.........................................     (0.34)      (0.08)       (0.23)         0.54
  Diluted.......................................     (0.34)      (0.08)       (0.23)         0.52
Weighted average shares outstanding:
  Basic.........................................    10,715      10,731       10,757        10,761
  Diluted.......................................    10,715      10,731       10,757        11,069
1999
Total revenues..................................  $ 65,760    $ 70,304     $ 73,845      $270,550
Gross profit....................................    27,607      28,265       29,000        85,900
Income from operations..........................     2,338       2,673          313         8,006
Net income (loss)...............................     1,727       1,888         (218)        3,659
Net income per common share:
  Basic.........................................      0.16        0.18        (0.02)         0.34
  Diluted.......................................      0.15        0.16        (0.02)         0.32
Weighted average shares outstanding:
  Basic.........................................    10,625      10,651       10,744        10,690
  Diluted.......................................    11,210      11,696       10,744        11,552

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                             ADDITIONS
                                              BALANCE AT    CHARGED TO
                                               BEGINNING     COSTS AND                    BALANCE AT
                DESCRIPTION                     OF YEAR      EXPENSES     DEDUCTIONS(1)   END OF YEAR
                -----------                   -----------   -----------   -------------   -----------
Accumulated amortization deducted from video
  rental inventory:
     Company:
       Year ended January 31, 2000..........  $   990,000   $ 5,376,000    $ 5,483,000    $   883,000
       Year ended January 31, 1999(2).......  $10,143,000   $11,190,000    $20,343,000    $   990,000
       Year ended January 31, 1998..........                $21,113,000    $10,970,000    $10,143,000

---------------
(1) Accumulated amortization on disposition of video rental tapes.

(2) Cost and related accumulated amortization for fully amortized inventory is written off to salvage value during 1999.

                                 EXHIBIT INDEX

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                            DESCRIPTION                               PAGE
-------                           -----------                           ------------
27.0...   Financial Data Schedule