Form 10-Q
period 2000-04-30
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 2000-06-14
CIK 1031754

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

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

                         COMMON STOCK, $.01 PAR VALUE,
                11,001,421 SHARES OUTSTANDING AS OF JUNE 9, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         WHEREHOUSE ENTERTAINMENT, INC.

                                                                         PAGE
                                                                         ----
FORWARD-LOOKING STATEMENTS.............................................    3
                        PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements:
           Consolidated Condensed Balance Sheets -- April 30, 2000
           (Unaudited) and January 31, 2000............................    4
           Consolidated Condensed Statements of Operations -- Three
           Months Ended April 30, 2000 and 1999 (Unaudited)............    5
           Consolidated Condensed Statements of Cash Flows -- Three
           Months Ended April 30, 2000 and 1999 (Unaudited)............    6
           Notes to Consolidated Condensed Financial Statements
           (Unaudited).................................................    7
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    9
Item 3.    Quantitative and Qualitative Disclosures about Market
           Risk........................................................   11
                         PART II. OTHER INFORMATION
Item 1.    Legal Proceedings...........................................   12
Item 6.    Exhibits and Reports on Form 8-K............................   12
SIGNATURES.............................................................   13

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The sections of this Quarterly Report on Form 10-Q containing such forward-looking statements include "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 2 of Part I below. Statements in this Quarterly Report on Form 10-Q which address activities, events or developments that the registrant expects or anticipates will or may occur in the future, including such things as future issuances of shares, future capital expenditures (including the amount and nature thereof), expansion and other developments and technological trends of industry segments in which the registrant is active, business strategy, expansion and growth of the registrant's and its competitors' business and operations and other such matters are forward-looking statements. You can find many of these statements by looking for words like "believes", "expects", "anticipates", or similar expressions in this Quarterly Report on Form 10-Q. Although the registrant believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the registrant.

     The registrant's operations are subject to factors outside its control. Any one, or a combination, of these factors could materially affect the results of the registrant's operations. These factors include (a) changes in levels of competition from current competitors and potential new competition from both retail stores and alternative methods or channels of distribution such as Internet and telephone shopping services and mail order; (b) loss of a significant vendor or prolonged disruption of product supply; (c) the presence or absence of popular new releases and products in the product categories that the registrant sells and rents; (d) changes in levels of consumer spending, especially during seasonally significant periods; (e) changes in Federal and state income tax rules and regulations or interpretations of existing legislation; (f) changes in the general economic conditions in the United States including, but not limited to, consumer sentiment about the economy in general;
(g) regulatory changes, including actions by the FTC concerning minimum advertised pricing guidelines, which may adversely affect the business in which registrant is engaged; (h) the ability to attract and retain key personnel; and
(i) adverse results in significant litigation matters.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WHEREHOUSE ENTERTAINMENT, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                               APRIL 30,      JANUARY 31,
                                                                  2000            2000
                                                              ------------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  7,747,000    $  4,531,000
  Receivables, net..........................................     6,115,000      10,142,000
  Inventories, net..........................................   231,324,000     247,800,000
  Other current assets......................................     2,417,000       2,306,000
  Deferred taxes............................................    18,433,000      15,932,000
                                                              ------------    ------------
          Total current assets..............................   266,036,000     280,711,000
Property, equipment, and improvements, net..................    79,229,000      82,250,000
Deferred taxes..............................................    11,183,000      10,573,000
Intangible assets, net......................................    37,184,000      38,075,000
Investment in unconsolidated joint venture..................    10,613,000
Other assets, net...........................................     1,230,000       2,074,000
                                                              ------------    ------------
          Total assets......................................  $405,475,000    $413,683,000
                                                              ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and bank overdraft.......................  $132,363,000    $177,158,000
  Accrued expenses..........................................    33,877,000      34,082,000
  Store closure reserves....................................    10,223,000      11,192,000
  Reorganization liabilities................................     1,408,000       1,567,000
  Current portion of leases in excess of fair market
     value..................................................     3,278,000       3,278,000
  Current portion of capital lease obligations..............     5,693,000       5,691,000
                                                              ------------    ------------
          Total current liabilities.........................   186,842,000     232,968,000
Line of credit..............................................    71,952,000      31,983,000
Long-term debt..............................................     3,803,000       3,812,000
Capital lease obligations...................................    20,529,000      22,018,000
Leases in excess of fair market value.......................    20,644,000      21,463,000
Deferred rent and other long-term liabilities...............     5,194,000       5,168,000
                                                              ------------    ------------
          Total liabilities.................................   308,964,000     317,412,000
                                                              ------------    ------------
Shareholders' equity:
  Preferred stock, $.01 par value; shares authorized:
     3,000,000; none issued.................................
  Common stock, $.01 par value; shares authorized:
     24,000,000; shares issued: April 30, 2000, 11,026,421;
     January 31, 2000, 10,760,806...........................       110,000         108,000
  Additional paid-in-capital................................    94,398,000      89,400,000
  Retained earnings.........................................     8,894,000      13,562,000
  Treasury stock, 25,000 shares.............................      (338,000)       (338,000)
  Notes receivable..........................................    (6,553,000)     (6,461,000)
                                                              ------------    ------------
          Total shareholders' equity........................    96,511,000      96,271,000
                                                              ------------    ------------
          Total liabilities and shareholders' equity........  $405,475,000    $413,683,000
                                                              ============    ============

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              ----------------------------
                                                               APRIL 30,       APRIL 30,
                                                                  2000            1999
                                                              ------------    ------------
Sale merchandise revenue....................................  $175,237,000    $173,042,000
Rental revenue, net.........................................     1,530,000       2,861,000
                                                              ------------    ------------
          Total revenues....................................   176,767,000     175,903,000
Cost of sale merchandise revenue............................   113,282,000     115,551,000
                                                              ------------    ------------
  Gross profit..............................................    63,485,000      60,352,000
Selling, general and administrative expenses................    58,117,000      59,063,000
Depreciation and amortization...............................     7,400,000       5,915,000
Loss on disposition of assets...............................       474,000
                                                              ------------    ------------
  Loss from operations......................................    (2,506,000)     (4,626,000)
Interest expense............................................     2,323,000       1,625,000
Interest income.............................................      (121,000)       (109,000)
Equity in loss from unconsolidated joint venture............     3,072,000
                                                              ------------    ------------
  Loss before income taxes..................................    (7,780,000)     (6,142,000)
Benefit for income taxes....................................     3,112,000       2,457,000
                                                              ------------    ------------
  Net loss..................................................  $ (4,668,000)   $ (3,685,000)
                                                              ============    ============
Net loss per common share:
  Basic.....................................................  $      (0.43)   $      (0.34)
                                                              ============    ============
  Diluted...................................................  $      (0.43)   $      (0.34)
                                                              ============    ============
Weighted average common shares outstanding -- Basic.........    10,950,023      10,715,384
                                                              ============    ============
Weighted average common shares and common equivalent shares
  outstanding -- Diluted....................................    10,950,023      10,715,384
                                                              ============    ============

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              ----------------------------
                                                               APRIL 30,       APRIL 30,
                                                                  2000            1999
                                                              ------------    ------------
OPERATING ACTIVITIES:
Net loss....................................................  $ (4,668,000)   $ (3,685,000)
Adjustments to reconcile net (loss) to net cash used in
  operating activities:
  Depreciation and amortization.............................     7,400,000       5,915,000
  Loss on disposition of assets.............................       474,000
  Rental amortization included in cost of rentals...........     1,137,000       1,427,000
  Book value of rental inventory dispositions, included in
     cost of rentals........................................       151,000         372,000
  Equity in loss from unconsolidated joint venture..........     3,072,000
  Changes in operating assets and liabilities:
     Receivables, net.......................................     4,027,000         767,000
     Inventories, net.......................................    16,355,000       3,547,000
     Rental inventory purchases.............................    (1,167,000)     (1,885,000)
     Other current assets...................................    (2,612,000)        (47,000)
     Accounts payable, accrued expenses and other current
       liabilities..........................................   (45,159,000)    (26,246,000)
     Store closure reserves.................................    (1,788,000)     (6,212,000)
     Other long-term liabilities............................        26,000          14,000
                                                              ------------    ------------
          Net cash used in operating activities.............   (22,752,000)    (26,033,000)
                                                              ------------    ------------
INVESTING ACTIVITIES:
Purchase of property, equipment and improvements............    (3,962,000)     (5,004,000)
Investment in unconsolidated joint venture..................   (12,936,000)
Decrease (increase) in other assets.........................      (515,000)         12,000
                                                              ------------    ------------
          Net cash used in investing activities.............   (17,413,000)     (4,992,000)
                                                              ------------    ------------
FINANCING ACTIVITIES:
Net borrowings under line of credit.........................    39,969,000      27,134,000
Payments on capital lease obligations and long-term debt....    (1,496,000)     (1,200,000)
Purchase of common stock....................................                      (338,000)
Proceeds from sale of common stock..........................     5,000,000
Interest on notes receivable................................       (92,000)        (91,000)
                                                              ------------    ------------
          Net cash provided by financing activities.........    43,381,000      25,505,000
                                                              ------------    ------------
Net increase (decrease) in cash and cash equivalents........     3,216,000      (5,520,000)
Cash and cash equivalents at beginning of the period........     4,531,000      15,009,000
                                                              ------------    ------------
Cash and cash equivalents at end of the period..............  $  7,747,000    $  9,489,000
                                                              ============    ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................  $  2,277,000    $  1,458,000
     Income taxes...........................................  $     99,000    $  4,908,000

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

     The interim unaudited consolidated condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal, so operating results for the three months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending January 31, 2001 ("Fiscal 2001"). For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the Company's fiscal year ended January 31, 2000 ("Fiscal 2000").

2. ACQUISITION

     On October 26, 1998, the Company acquired (the "Acquisition") all of the capital stock of certain retail music subsidiaries of Viacom International Inc. (the "Seller"). The acquired business consisted of 378 stores (the "Acquired Stores") in 33 States. In June 1999, the Company completed the systems integration of the Acquired Stores, which are currently operating under the "Wherehouse Music" name.

     Upon the consummation of the Acquisition, the Company's senior management began formulating its plan to close certain stores which, due to the Acquisition, competed in the same trade areas as other stores (the "Store Closure Plan"). The Store Closure Plan, which was finalized in January, 1999, anticipated the closing of 70 stores (51 Acquired Stores and 19 existing Wherehouse stores) located in 17 states. The Company has closed 59 of these stores (44 Acquired Stores and 15 existing Wherehouse stores) as of April 30, 2000. The Company is negotiating with landlords to terminate the leases on the remaining 11 stores.

     During the fiscal year ended January 31, 1999 ("Fiscal 1999"), the Company recorded accruals in the purchase price allocation for Store closure reserve -- Acquired Stores and Leases in excess of fair market value. The following is a rollforward of the activity of these reserves:

                                               BALANCE AS OF     CHARGES      BALANCE AS OF
                                                JANUARY 31,      AGAINST        APRIL 30,
                                                   2000          RESERVE          2000
                                               -------------    ----------    -------------
Store closure reserve -- Acquired
  Stores(1)..................................   $ 9,746,000     $  969,000     $ 8,777,000
Leases in excess of fair market value........    24,741,000        819,000      23,922,000
                                                -----------     ----------     -----------
          Total..............................   $34,487,000     $1,788,000     $32,699,000
                                                ===========     ==========     ===========

------------
(1) Consists substantially of lease termination costs.

                         WHEREHOUSE ENTERTAINMENT, INC.

                                  (UNAUDITED)

     During Fiscal 1999, the Company recorded accruals related to the planned closing of 19 existing Wherehouse stores. The following is a rollforward of the activity for the Store closure reserve -- Existing Stores:

                                                    BALANCE AS OF    CHARGES    BALANCE AS OF
                                                     JANUARY 31,     AGAINST      APRIL 30,
                                                        2000         RESERVE        2000
                                                    -------------    -------    -------------
Store closure reserve -- Existing Stores(1).......   $1,446,000       $ --       $1,446,000
                                                     ==========       ====       ==========

------------
(1) Consists substantially of lease termination costs.

3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

     In response to the growth in electronic commerce and the future potential for on-line sales of prerecorded music and video product, the Company launched its own Internet commerce site, "Wherehousemusic.com," on May 10, 1999. In November 1999, the Company agreed to enter into an equity investment and strategic partnership agreement (the "Agreement") with CheckOut.com, LLC ("CheckOut.com"), an Internet content provider and e-commerce retailer of music, movies and games. This Agreement was finalized on February 16, 2000. In exchange for a 49% interest in CheckOut.com, the Company contributed $9.8 million to CheckOut.com in February 2000. In addition, the Company agreed to contribute an additional $1.568 million per month to CheckOut.com up to an amount not to exceed $9.8 million. Under the terms of the Agreement, CheckOut.com is the exclusive Internet website partner for music, movies and games for Wherehouse Music. As a result, the Company merged the operation of its own Internet website, Wherehousemusic.com, with that of CheckOut.com. As a part of the CheckOut.com transaction, the Company sold 250,000 shares of its common stock to affiliates of its partner in CheckOut.com for $5.0 million in cash.

     The Company accounts for its investment in CheckOut.com under the equity method of accounting and reports this investment under the caption "Investment in unconsolidated joint venture". Under the equity method, the investment is carried at cost of the acquisition adjusted for the Company's equity in undistributed earnings or losses since the acquisition. Equity in losses of the unconsolidated joint venture is recognized according to the Company's 49% ownership. For the three-month period ended April 30, 2000, the Company recognized a loss of $3.1 million, or ($0.17) per share after taxes, related to CheckOut.com.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This discussion should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for Fiscal 2000.

RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED APRIL 30, 2000 AND APRIL 30, 1999

  Revenues

     Net revenues were $176.8 million and $175.9 million for the quarters ended April 30, 2000 (the first quarter of Fiscal 2001) and April 30, 1999 (the first quarter of Fiscal 2000), respectively. The increase of $0.9 million in net revenues was attributable to a same-store sales increase of $12.2 million, offset by decreases in net revenues of $9.9 million due to store closures since April 30, 1999 and the reduction of net rental revenue of $1.4 million.

     A summary of total sale merchandise and rental revenue by category is provided below:

                   TOTAL SALE MERCHANDISE AND RENTAL REVENUES
                                  BY CATEGORY
                             (DOLLARS IN MILLIONS)

                                                              QUARTER ENDED
                                                                APRIL 30,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Sale merchandise revenue:
  Music....................................................  $151.4    $153.4
  Other, principally sales of new videocassettes, DVDs,
     video game software and hardware, general merchandise
     and ticket commissions................................    23.9      19.6
                                                             ------    ------
          Total sale merchandise revenue...................   175.3     173.0
Rental revenue, net........................................     1.5       2.9
                                                             ------    ------
          Total revenue....................................  $176.8    $175.9
                                                             ======    ======

     A. Sale merchandise revenue. Sales of prerecorded music, new videocasettes, DVDs, video game software and hardware and general merchandise (collectively referred to as "sale merchandise") continue to represent the greatest portion of the Company's revenues. For the first quarter of Fiscal 2001, sale merchandise revenue represented 99.1% of aggregate revenues, compared to 98.4% during the first quarter of Fiscal 2000, an increase of 0.7%. This increase results from continuing improvements in music category inventory management, re-merchandising activities which occurred in certain stores, expanded DVD selection and strong performance in the sales of DVD, special products, and trend merchandise. Negatively impacting revenues was the closure of 45 stores since April 30, 1999.

     Management defines same-store sales as sales from stores that were open for the full period in both periods of comparison. On a same-store basis, excluding the 14 stores closed during the three months ended April 30, 2000, sale merchandise revenue increased by 7.6% during the first quarter of Fiscal 2001 as compared to the first quarter of Fiscal 2000. The primary reasons for this increase are described above.

     B. Rental revenue, net. Rental revenue, net includes the proceeds from the rental of videocassettes, DVDs, video games and game players, and from the sale of previously viewed videocassettes and previously played video games, net of cost of rentals. Rental revenue, net was $1.5 million in the first quarter of Fiscal 2001 and $2.9 million in the first quarter of Fiscal 2000, representing a decrease of $1.4 million or 48.3% due to increased competition in the rental market and fewer of the Company's stores offering rental products.

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

  Cost of Sale Merchandise Revenue

     Cost of sale merchandise revenue was $113.3 million for the first quarter of Fiscal 2001, as compared with $115.6 million for the same period last year, a decrease of $2.3 million. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 64.6% for the first quarter of Fiscal 2001 as compared with 66.8% for the first quarter of Fiscal 2000. This improvement was caused principally by a change in product mix as used music merchandise, which is sold at a higher gross profit margin, was added to the Acquired Stores, partially offset by vendor price increases on new CDs. Costs were negatively impacted by approximately $2.2 million of incremental costs in the first quarter of Fiscal 2000 associated with the use of a third-party distributor to handle music and sales video replenishments and other costs related to the transition of the Acquired Stores to Wherehouse Music stores. These incremental distribution costs resulted from the Seller's inability to support the fulfillment of the Acquired Stores sale merchandise product from its distribution facility. These incremental costs were discontinued by July of 1999, when all the Acquired Stores were converted to the Company's POS system and the expansion of the Company's distribution facility was completed.

  Operating Expenses

     Selling, general and administrative ("SG&A") expenses for the first quarter of Fiscal 2001 were $58.1 million, compared to $59.1 million for the first quarter of Fiscal 2000, a decrease of $1.0 million. The decrease was principally attributable to $2.9 million of Acquisition related integration costs in the prior year, partially offset by increases in freight and other distribution costs in Fiscal 2001. SG&A expenses were 32.8% of revenue in the first quarter of Fiscal 2001, compared to 33.6% of revenue in the first quarter of Fiscal 2000, a decrease of 0.8%.

     Depreciation and amortization expense was $7.4 million in the first quarter of Fiscal 2001 compared to $5.9 million in the first quarter of Fiscal 2000, an increase of $1.5 million. The increase was principally related to capital expenditures over the last fifteen months for the acquisition of property, equipment and improvements to support name changes and remerchandising activities related to the Acquired Stores and systems improvements, including POS system conversions.

  Interest Expense

     Interest expense for the first quarter of Fiscal 2001 was $2.3 million, compared to $1.6 million for the first quarter of Fiscal 2000, an increase of $0.7 million. This increase was primarily attributable to interest expense of $1.7 million incurred due to borrowings under the Company's revolving line of credit with Congress Financial Corporation (Western) (the "Congress Facility") versus $1.0 million during the same period last year. Such borrowings were used mainly for the funding of working capital.

  Interest Income

     Interest income for both the first quarter of Fiscal 2001 and the first quarter of Fiscal 2000 was $0.1 million. Interest income is related to short-term investments of excess cash.

  Equity in Loss from Unconsolidated Joint Venture

     The Company has a 49% interest in the CheckOut.com joint venture and accounts for this investment under the equity method of accounting. For the three months ended April 30, 2000, the Company recorded a $3.1 million charge related to its share of the losses of CheckOut.com.

  Income Taxes

     The Company recorded a tax benefit of $3.1 million for the first quarter of Fiscal 2001 compared to $2.5 million for the first quarter of Fiscal 2000. The tax benefit for both the first quarter of Fiscal 2001 and the first quarter of Fiscal 2000 reflects an effective rate of 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended April 30, 2000, the Company's net cash used in operating activities was $22.8 million primarily due to payments for both seasonal and non-seasonal inventory purchases resulting in a decrease in accounts payables partially offset by decreases in inventory and accounts receivable. Seasonal inventory purchases typically begin during the third quarter and continue into the fourth quarter, while payment is typically due near the beginning of the following year. Non-seasonal inventory purchases are made throughout the year and fluctuate with the timing and strength of new releases.

     Net cash used in investing activities during the three months ended April 30, 2000 was $17.4 million primarily due to capital expenditures totaling $4.0 million for the acquisition of property, equipment and improvements and the $12.9 million invested in CheckOut.com. Financing of capital expenditures has generally been provided by cash from operations and borrowings under the Congress Facility.

     Net cash provided by financing activities for the three months ended April 30, 2000 was $43.4 million primarily due to net borrowings under the Congress Facility of $40.0 million and $5.0 million received from the proceeds of the Company's sale of its common stock to affiliates of its partner in CheckOut.com, offset by payments of $1.5 million on capital lease obligations and long-term debt.

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

IMPACT OF THE YEAR 2000

     To date, the Company has not experienced any significant business disruptions and has had no delays in receiving product from its suppliers as a result of the Y2K. While the risks associated with Y2K readiness peaked with the change of the date from December 31, 1999 to January 1, 2000, there is a risk that Y2K related issues could surface during the year. The Company plans to continue to devote the necessary resources to resolve all significant Y2K issues in a timely manner.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to risks resulting from interest rate fluctuations since interest on the Company's borrowings under the Congress Facility are based on variable rates. If the Eurodollar rate were to increase 1% in Fiscal 2001 as compared to the rate at April 30, 2000, the Company's interest expense for Fiscal 2001 would increase $0.7 million, based on the outstanding balance of the Congress Facility at April 30, 2000. The Company does not hold any derivative instruments and does not engage in hedging activities.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     27.0      Financial Data Schedule.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WHEREHOUSE ENTERTAINMENT, INC.

Date: June 14, 2000                                  /s/ ANTONIO C. ALVAREZ, II
                                      --------------------------------------------------------
                                                       Antonio C. Alvarez, II
                                                  Chairman of the Board and Chief
                                                  Executive Officer, and Director
                                                   (Principal Executive Officer)

Date: June 14, 2000                                     /s/ MARK A. VELARDE
                                      --------------------------------------------------------
                                                          Mark A. Velarde
                                                    Executive Vice President and
                                                      Chief Financial Officer
                                                   (Principal Financial Officer)

Date: June 14, 2000                                      /s/ MEHDI MAHDAVI
                                      --------------------------------------------------------
                                                           Mehdi Mahdavi
                                                     Vice President, Controller
                                                   (Principal Accounting Officer)