Form 10-Q
period 2000-10-31
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 2000-12-12
CIK 1031754

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22289

                         WHEREHOUSE ENTERTAINMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                       95-4608339
       (STATE OR OTHER JURISDICTION OF                          (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

19701 HAMILTON AVENUE, TORRANCE, CA 90502-1311                  (310) 965-8300
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES,     (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA
             INCLUDING ZIP CODE)                                    CODE)

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

                         Common Stock, $.01 par value,
              11,001,421 shares outstanding as of December 8, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         WHEREHOUSE ENTERTAINMENT, INC.

                                                                       PAGE
                                                                       ----
FORWARD LOOKING STATEMENTS...........................................    1
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    2
         Consolidated Condensed Balance Sheets -- October 31, 2000
         (Unaudited) and January 31, 2000............................    2
         Consolidated Condensed Statements of Operations -- Three
         Months Ended October 31, 2000 and 1999 (Unaudited) and Nine
         Months Ended October 31, 2000 and 1999 (Unaudited)..........    3
         Consolidated Condensed Statements of Cash Flows -- Nine
         Months Ended October 31, 2000 and 1999 (Unaudited)..........    4
         Notes to Consolidated Condensed Financial Statements
         (Unaudited).................................................    5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   12

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   13
Item 6.  Exhibits and Reports on Form 8-K............................   13
SIGNATURES...........................................................   14

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WHEREHOUSE ENTERTAINMENT, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                              OCTOBER 31,     JANUARY 31,
                                                                  2000            2000
                                                              ------------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  4,948,000    $  4,531,000
  Receivables, net..........................................     3,770,000      10,142,000
  Inventories, net..........................................   257,859,000     247,800,000
  Other current assets......................................     2,026,000       2,306,000
  Deferred taxes............................................    24,509,000      15,932,000
                                                              ------------    ------------
         Total current assets...............................   293,112,000     280,711,000
Property, equipment, and improvements, net..................    72,622,000      82,250,000
Deferred taxes..............................................    14,677,000      10,573,000
Intangible assets, net......................................    35,401,000      38,075,000
Investment in unconsolidated joint venture..................     9,433,000
Other assets, net...........................................     1,296,000       2,074,000
                                                              ------------    ------------
         Total assets.......................................  $426,541,000    $413,683,000
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and bank overdraft.......................  $171,542,000    $177,158,000
  Accrued expenses..........................................    33,002,000      34,082,000
  Store closure reserves....................................     9,017,000      11,192,000
  Reorganization liabilities................................     1,256,000       1,567,000
  Current portion of leases in excess of fair market
    value...................................................     3,278,000       3,278,000
  Current portion of capital lease obligations..............     6,016,000       5,691,000
                                                              ------------    ------------
         Total current liabilities..........................   224,111,000     232,968,000
Line of credit..............................................    72,942,000      31,983,000
Long-term debt..............................................     3,785,000       3,812,000
Capital lease obligations...................................    18,194,000      22,018,000
Leases in excess of fair market value.......................    19,005,000      21,463,000
Deferred rent and other long-term liabilities...............     5,163,000       5,168,000
                                                              ------------    ------------
         Total liabilities..................................   343,200,000     317,412,000
                                                              ============    ============
Shareholders' equity:
  Preferred stock, $.01 par value; shares authorized:
    3,000,000; shares issued: none..........................
  Common stock, $.01 par value; shares authorized:
    240,000,000; shares issued: October 31, 2000,
    11,026,421; January 31, 2000, 10,760,806................       110,000         108,000
  Additional paid-in-capital................................    94,435,000      89,400,000
  Retained earnings (deficit)...............................    (4,125,000)     13,562,000
  Treasury stock, 25,000 shares.............................      (338,000)       (338,000)
  Notes receivable..........................................    (6,741,000)     (6,461,000)
                                                              ------------    ------------
         Total shareholders' equity.........................    83,341,000      96,271,000
                                                              ------------    ------------
         Total liabilities and shareholders' equity.........  $426,541,000    $413,683,000
                                                              ============    ============

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                    ----------------------------    ----------------------------
                                    OCTOBER 31,     OCTOBER 31,     OCTOBER 31,     OCTOBER 31,
                                        2000            1999            2000            1999
                                    ------------    ------------    ------------    ------------
Sale merchandise revenue..........  $147,454,000    $163,279,000    $487,753,000    $517,353,000
Rental revenue, net...............     1,342,000       2,187,000       4,398,000       7,517,000
                                    ------------    ------------    ------------    ------------
          Total revenues..........   148,796,000     165,466,000     492,151,000     524,870,000
Cost of sale merchandise
  revenue.........................    93,882,000     101,739,000     315,430,000     333,867,000
                                    ------------    ------------    ------------    ------------
     Gross profit.................    54,914,000      63,727,000     176,721,000     191,003,000
Selling, general and
  administrative expenses.........    54,677,000      59,825,000     167,677,000     179,962,000
Depreciation and amortization.....     7,554,000       5,983,000      22,425,000      17,127,000
Loss on disposition of assets.....       108,000                         773,000
                                    ------------    ------------    ------------    ------------
     Loss from operations.........    (7,425,000)     (2,081,000)    (14,154,000)     (6,086,000)
Interest expense..................     2,250,000       2,057,000       6,592,000       5,884,000
Interest income...................       (95,000)        (95,000)       (313,000)       (300,000)
Equity in loss from unconsolidated
  joint venture...................     3,100,000                       9,143,000
                                    ------------    ------------    ------------    ------------
     Loss before income taxes.....   (12,680,000)     (4,043,000)    (29,576,000)    (11,670,000)
Benefit for income taxes..........     5,097,000       1,617,000      11,889,000       4,668,000
                                    ------------    ------------    ------------    ------------
     Net loss.....................  $ (7,583,000)   $ (2,426,000)   $(17,687,000)   $ (7,002,000)
                                    ============    ============    ============    ============
Net loss per common share:
  Basic...........................  $      (0.69)   $      (0.23)   $      (1.61)   $      (0.65)
                                    ============    ============    ============    ============
  Diluted.........................  $      (0.69)   $      (0.23)   $      (1.61)   $      (0.65)
                                    ============    ============    ============    ============
Weighted average common shares
  outstanding -- Basic............    11,001,421      10,756,570      10,984,538      10,734,405
                                    ============    ============    ============    ============
Weighted average common shares and
  common equivalent shares
  outstanding -- Diluted..........    11,001,421      10,756,570      10,984,538      10,734,405
                                    ============    ============    ============    ============

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                              ----------------------------
                                                              OCTOBER 31,     OCTOBER 31,
                                                                  2000            1999
                                                              ------------    ------------
OPERATING ACTIVITIES:
Net loss....................................................  $(17,687,000)   $ (7,002,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................    22,425,000      17,127,000
  Loss on disposition of assets.............................       773,000
  Rental amortization included in cost of rentals...........     2,688,000       4,108,000
  Book value of rental inventory dispositions, included in
    cost of rentals.........................................       477,000         817,000
  Equity in loss from unconsolidated joint venture..........     9,143,000
  Stock option compensation.................................        37,000
  Changes in operating assets and liabilities:
    Receivables, net........................................     6,372,000       1,619,000
    Inventories, net........................................   (10,257,000)    (67,708,000)
    Rental inventory purchases..............................    (2,967,000)     (4,420,000)
    Other assets (principally income taxes).................   (12,411,000)        (16,000)
    Accounts payable, accrued expenses and other current
     liabilities............................................    (7,007,000)     44,425,000
    Store closure reserves..................................    (4,633,000)    (12,196,000)
    Other long-term liabilities.............................        (5,000)       (347,000)
                                                              ------------    ------------
         Net cash used in operating activities..............   (13,052,000)    (23,593,000)
                                                              ------------    ------------
INVESTING ACTIVITIES:
Purchase of property, equipment and improvements............   (10,120,000)    (24,643,000)
Investment in unconsolidated joint venture..................   (17,826,000)
Other.......................................................       115,000         600,000
                                                              ------------    ------------
         Net cash used in investing activities..............   (27,831,000)    (24,043,000)
                                                              ------------    ------------
FINANCING ACTIVITIES:
Net borrowings under line of credit.........................    40,959,000      41,010,000
Payments on capital lease obligations and long-term debt....    (4,379,000)     (1,655,000)
Purchase of common stock....................................                      (338,000)
Proceeds from sale of common stock..........................     5,000,000
Interest on notes receivable................................      (280,000)       (279,000)
                                                              ------------    ------------
         Net cash provided by financing activities..........    41,300,000      38,738,000
                                                              ------------    ------------
Net increase (decrease) in cash and cash equivalents........       417,000      (8,898,000)
Cash and cash equivalents at beginning of the period........     4,531,000      15,009,000
                                                              ------------    ------------
Cash and cash equivalents at end of the period..............  $  4,948,000    $  6,111,000
                                                              ============    ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest................................................  $  6,450,000    $  5,334,000
    Income taxes............................................  $    367,000    $  7,382,000
Non-cash investing and financing activities:
  The Company incurred capital lease obligations of $853,000 and $1,898,000 for the purchase of certain equipment
    during the nine months ended October 31, 2000 and
    October 31, 1999.

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

     The interim unaudited consolidated condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal, so operating results for the nine months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending January 31, 2001 ("Fiscal 2001"). For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the Company's fiscal year ended January 31, 2000 ("Fiscal 2000").

 2. ACQUISITION

     On October 26, 1998, the Company acquired (the "Acquisition") all of the capital stock of certain retail music subsidiaries of Viacom International Inc. (the "Seller"). The acquired business consisted of 378 stores (the "Acquired Stores") in 33 states. In June, 1999, the Company completed the systems integration of the Acquired Stores, which are currently operating under the "Wherehouse Music" name.

     Upon the consummation of the Acquisition, the Company's senior management began formulating its plan to close certain stores which, due to the Acquisition, competed in the same trade areas of its other stores (the "Store Closure Plan"). The Store Closure Plan, which was finalized in January, 1999, anticipated the closing of 70 stores (51 Acquired Stores and 19 existing Wherehouse stores) located in 17 states. The Company has closed 61 of these stores (45 Acquired Stores and 16 existing Wherehouse stores) as of October 31, 2000. The Company is negotiating with landlords to terminate the leases on the remaining 9 stores.

                         WHEREHOUSE ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     During the fiscal year ended January 31, 1999 ("Fiscal 1999"), the Company recorded accruals in the purchase price allocation for Store closure reserve -- Acquired Stores and Leases in excess of fair market value. The following is a rollforward of the activity of these reserves:

                                               BALANCE AS OF     CHARGES      BALANCE AS OF
                                                JANUARY 31,      AGAINST       OCTOBER 31,
                                                   2000          RESERVE          2000
                                               -------------    ----------    -------------
Store closure reserve -- Acquired Stores
  (1)........................................   $ 9,746,000     $1,834,000     $ 7,912,000
Leases in excess of fair market value........    24,741,000      2,458,000      22,283,000
                                                -----------     ----------     -----------
          Total..............................   $34,487,000     $4,292,000     $30,195,000
                                                ===========     ==========     ===========

---------------
(1) Consists substantially of lease termination costs.

     During Fiscal 1999, the Company recorded accruals related to the planned closing of 19 existing Wherehouse stores. The following is a rollforward of the activity of the Store closure reserve -- Existing Stores:

                                                  BALANCE AS OF    CHARGES     BALANCE AS OF
                                                   JANUARY 31,     AGAINST     OCTOBER, 31,
                                                      2000         RESERVE         2000
                                                  -------------    --------    -------------
Store closure reserve -- Existing Stores (1)....   $1,446,000      $341,000     $1,105,000
                                                   ==========      ========     ==========

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

     The Company accounts for its investment in CheckOut.com under the equity method of accounting and reports this investment under the caption "Investment in unconsolidated joint venture". Under the equity method, the investment is carried at cost of the acquisition plus the Company's equity in undistributed earnings or losses since the acquisition. Equity in losses of the unconsolidated joint venture is recognized according to the Company's 49% ownership. For the nine-month period ended October 31, 2000, the Company recognized a loss of $9.1 million related to the joint venture. As of October 31, 2000, the Company's total cash investment in the joint venture amounted to $17.8 million.

 4. LITIGATION

     In September, 2000, a private class action suit was served on the Company, seven major record labels/distributors and three other music specialty retailers in the U.S. District Court for the Northern District of Alabama. The suit alleges that the distributors and retailers conspired to violate Federal anti-trust laws and

                         WHEREHOUSE ENTERTAINMENT, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

to fix prices by adopting and/or adhering to the label's minimum advertised pricing policies. The complaint alleges that consumers were damaged in an unspecified amount and seeks treble damages and civil penalties. The Company denies any liability and plans to undertake a vigorous defense.

     Over 50 similar class actions and private actions have been filed against major record labels, distributors and retailers, including a suit filed by 30 state Attorneys General in the Southern District of New York. To date, the Company has not been named in any of these other actions. These class actions and private actions, including the Company's suit, described above, are being consolidated in the U.S. Court in Maine under the Multidistrict Litigation Rules. At this time, management is unable to predict the potential damages or costs that the Company would incur if it did not prevail in this litigation. Accordingly, the Company has not recorded any liability in its financial statements in connection with this litigation. Legal costs are being charged to expense as they are incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This discussion should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for Fiscal 2000.

RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED OCTOBER 31, 2000 AND OCTOBER 31, 1999

  Revenues

     Total revenues were $148.8 million and $165.5 million for the quarters ended October 31, 2000 (the third quarter of Fiscal 2001) and October 31, 1999 (the third quarter of Fiscal 2000), respectively. The decrease of $16.7 million was attributable to decreases in net revenues of $6.8 million due to store closures since October 31, 1999, same-store sale decreases of $9.0 million and the reduction of net rental revenue of $0.9 million.

     A summary of total sale merchandise and rental revenue by category is provided below:

                      SALE MERCHANDISE AND RENTAL REVENUES
                                  BY CATEGORY
                             (DOLLARS IN MILLIONS)

                                                              QUARTER ENDED
                                                               OCTOBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Sale merchandise revenue:
  Music....................................................  $125.6    $143.9
  Other, principally sales of new videocassettes, DVDs,
     video game software and hardware, general merchandise
     and ticket commissions................................    21.9      19.4
                                                             ------    ------
          Total sale merchandise revenue...................   147.5     163.3
Rental revenue, net........................................     1.3       2.2
                                                             ------    ------
          Total revenue....................................  $148.8    $165.5
                                                             ======    ======

     A. Sale merchandise revenue. Sales of prerecorded music, new videocassettes, DVDs, video game software and hardware and general merchandise (collectively referred to as "sale merchandise") continue to represent the greatest portion of the Company's revenues. For the third quarter of Fiscal 2001, sale merchandise revenue represented 99.1% of aggregate revenues, compared to 98.7% during the third quarter of Fiscal 2000, an increase of 0.4%. This increase results from the continuing decline in rental revenue, net discussed below. Negatively impacting revenues was the closure of 42 stores since October 31, 1999.

     Management defines same-store sales as sales from stores that were open for the full period in both periods of comparison. On a same-store basis, excluding the eight stores closed and the one store opened during the three months ended October 31, 2000, sale merchandise revenue decreased by approximately 5.8% during the third quarter of Fiscal 2001 as compared to the third quarter of Fiscal 2000. Same store sales continued to be negatively impacted by a weak new release schedule for music product in the third quarter of Fiscal 2001 and certain "big box" retailers beginning to sell selected new music releases at prices below cost.

     B. Rental revenue, net. Rental revenue, net includes the proceeds from the rental of videocassettes, DVDs, video games and game players, and from the sale of previously viewed videocassettes and previously played video games, net of cost of rentals. Rental revenue, net was $1.3 million in the third quarter of Fiscal 2001 and $2.2 million in the third quarter of Fiscal 2000, representing a decrease of $0.9 million or 40.9% due to increased competition in the rental market and fewer of the Company's stores offering rental products.

     C. Competition and Economic Factors. The Company believes that in the future its business and same-store revenues may be impacted by various competitive and economic factors, including, but not limited to, consumer tastes, new releases of music, videocassette and video game titles available for sale or rental, the Internet, and technological developments such as digital downloading, as well as general economic trends impacting retailers and consumers. In addition, in recent years the Company's sale merchandise and rental revenues have been impacted by increased competition from other music and video specialty chains, discounters and mass merchandisers. Furthermore, in recent months, certain discounters and mass merchandisers have been using music as a "loss leader," selling at prices below cost.

  Cost of Sale Merchandise Revenue

     Cost of sale merchandise revenue was $93.9 million for the third quarter of Fiscal 2001, as compared with $101.7 million for the same period last year, a decrease of $7.8 million. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 63.7% for the third quarter of Fiscal 2001 as compared with 62.3% for the third quarter of Fiscal 2000. The increase was caused principally by a change in product mix as certain products which have higher unit costs increased as a percentage of total sales. In addition, vendor price increases on CDs have resulted in lower profit margins.

  Operating Expenses

     Selling, general and administrative ("SG&A") expenses for the third quarter of Fiscal 2001 were $54.7 million, compared to $59.8 million for the third quarter of Fiscal 2000, a decrease of $5.1 million. The decrease was principally attributable to store closures since October 31, 1999, $1.4 million of Acquisition -- related integration costs in the prior year, a reduction in variable expenses due to the decline in sales merchandise revenue and a reduction in freight costs in Fiscal 2001, partially offset by increases in distribution costs. SG&A expenses were 36.8% of revenue in the third quarter of Fiscal 2001, compared to 36.1% of revenue in the third quarter of Fiscal 2000, an increase of 0.7%.

     Depreciation and amortization expense was $7.6 million in the third quarter of Fiscal 2001 compared to $6.0 million in the third quarter of Fiscal 2000, an increase of $1.6 million. The increase is principally related to capital expenditures over the last twelve months for the acquisition of property, equipment and improvements to support re-merchandising activities, facilities improvements, and systems improvements, including new point-of-sale ("POS") systems for the Acquired Stores.

  Interest Expense

     Interest expense for the third quarter of Fiscal 2001 was $2.3 million, compared to $2.1 million for the third quarter of Fiscal 2000, an increase of $0.2 million. This increase was primarily attributable to interest expense of $1.7 million incurred in the third quarter of Fiscal 2001 due to borrowings under the Company's revolving line of credit with Congress Financial Corporation (Western) (the "Congress Facility") versus $1.4 million during the same period last year. Such borrowings were used for the funding of working capital and, in Fiscal 2001, to fund the investment in CheckOut.com.

  Interest Income

     Interest income for both the third quarter of Fiscal 2001 and the first quarter of Fiscal 2000 was $0.1 million. Interest income is related to short-term investments of excess cash.

  Equity in Loss from Unconsolidated Joint Venture

     The Company has a 49% interest in CheckOut.com, LLC and accounts for this investment under the equity method of accounting. For the three months ended October 31, 2000, the Company recognized a $3.1 million loss related to its share of the losses of CheckOut.com.

  Income Taxes

     The Company recorded a tax benefit of $5.1 million for the third quarter of Fiscal 2001 compared to $1.6 million for the third quarter of Fiscal 2000. The tax benefit represents an effective rate of 40.2% for the third quarter of Fiscal 2001 and 40.0% for the third quarter of Fiscal 2000.

FOR THE NINE MONTHS ENDED OCTOBER 31, 2000 AND OCTOBER 31, 1999

  Revenues

     Total revenues were $492.2 million and $524.9 million for the nine months ended October 31, 2000 and October 31, 1999, respectively. The decrease of $32.7 million was primarily attributable to decreases in net revenues of $22.0 million due to store closures since October 31, 1999, same-store sale decreases of $7.6 million and the reduction of net rental revenue of $3.1 million.

     A summary of total sale merchandise and rental revenue by category is provided below:

                      SALE MERCHANDISE AND RENTAL REVENUES
                                  BY CATEGORY
                             (DOLLARS IN MILLIONS)

                                                             NINE MONTHS ENDED
                                                                OCTOBER 31,
                                                             ------------------
                                                              2000       1999
                                                             -------    -------
Sale merchandise revenue:
  Music....................................................  $420.6     $458.9
  Other, principally sales of new videocassettes, DVDs,
     video game software and hardware, general merchandise
     and ticket commissions................................    67.2       58.5
                                                             ------     ------
          Total sale merchandise revenue...................   487.8      517.4
Rental revenue, net........................................     4.4        7.5
                                                             ------     ------
          Total revenue....................................  $492.2     $524.9
                                                             ======     ======

     B. Sale merchandise revenue. For the nine months ended October 31, 2000, sale merchandise revenue represented 99.1% of aggregate revenues, compared to 98.6% during the nine months ended October 31, 1999, an increase of 0.5%. This increase results from the continuing decline in rental revenue, net discussed below. Negatively impacting revenues was the closure of 42 stores since October 31, 1999.

     On a same-store basis, excluding the 28 stores closed and the two stores opened during the nine months ended October 31, 2000, sale merchandise revenue decreased by approximately 1.6% during the nine months ended October 31, 2000 as compared to the same period last year. The primary reasons for this decrease are a weak new release schedule for music products in Fiscal 2001, the favorable sales impact of grand opening promotions, which took place at all the Acquired Stores during the second quarter of Fiscal 2000 and certain "big box" retailers beginning to sell selected new music releases at prices below cost. Partially offsetting these decreases were improvements in music category inventory management, re-merchandising activities which occurred in certain stores, and strong performance in the sales of used products, DVD, and special products.

     C. Rental revenue, net. Rental revenue, net was $4.4 million in the nine months ended October 31, 2000 and $7.5 million in the nine months ended October 31, 1999, representing a decrease of $3.1 million or 41.3% due to increased competition in the rental market and fewer of the Company's stores offering rental products.

  Cost of Sale Merchandise Revenue

     Cost of sale merchandise revenue was $315.4 million for the nine months ended October 31, 2000 as compared with $333.9 million for the same period last year, a decrease of $18.5 million. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 64.7% for the nine months ended October 31, 2000 as compared with 64.5% for the nine months ended October 31, 1999. The increase was caused principally by a change in product mix as certain products have higher unit costs as a percentage of total sales. In addition, vendor price increases on CDs have resulted in lower profit margins. Costs were negatively impacted by approximately $2.5 million of incremental costs in the nine months ended October 31, 1999 associated with the use of a third-party distributor to handle music and sales video replenishment and other costs related to the transition of the Acquired Stores to Wherehouse Music stores. These incremental distribution costs resulted from the Seller's inability to support the fulfillment of the Acquired Stores sale merchandise product from its distribution facility. These incremental costs were discontinued by July of 1999, when all the Acquired Stores were converted to the Company's POS system and expansion of the Company's distribution facility was completed.

  Operating Expenses

     SG&A expenses for the nine months ended October 31, 2000 were $167.7 million, compared to $180.0 million for the nine months ended October 31, 1999, a decrease of $12.3 million. The decrease was principally attributable to store closures since October 31, 1999, $5.2 million of Acquisition-related integration costs in the prior year, a reduction in variable expenses due to the decline in sale merchandise revenue, and decreases in freight costs, partially offset by increases in other distribution costs in Fiscal 2001. SG&A expenses were 34.1% of revenue in the nine months ended October 31, 2000, compared to 34.3% of revenue for the same period last year, a decrease of 0.2%.

     Depreciation and amortization expense was $22.4 million in the nine months ended October 31, 2000 compared to $17.1 million in the nine months ended October 31, 1999, an increase of $5.3 million. The increase is principally related to capital expenditures over the last twelve months for the acquisition of property, equipment and improvements to support name changes and re-merchandising activities related to the Acquired Stores and systems improvements, including new POS systems for the Acquired Stores.

  Interest Expense

     Interest expense for the nine months ended October 31, 2000 was $6.6 million, compared to $5.9 million for the nine months ended October 31, 1999, an increase of $0.7 million. This increase was primarily attributable to interest expense of $4.8 million incurred due to borrowings under the Congress Facility versus $4.0 million during the same period last year. Such borrowings were used for the funding of working capital and, in Fiscal 2001, to fund the investment in CheckOut.com.

  Interest Income

     Interest income for both the nine months ended October 31, 2000 and October 31, 1999 was $0.3 million. Interest income is related to short-term investments of excess cash.

  Equity in Loss from Unconsolidated Joint Venture

     For the nine months ended October 31, 2000, the Company recognized a $9.1 million loss related to its share of the losses of CheckOut.com.

  Income Taxes

     The Company recorded a tax benefit of $11.9 million for the nine months ended October 31, 2000 compared to $4.7 million for the nine months ended October 31, 1999. The tax benefit represents an effective rate of 40.2% for the nine months ended October 31, 2000 and 40.0% for the nine months ended October 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended October 31, 2000, the Company's net cash used in operating activities was $13.1 million. The most significant use of cash during this period was related to seasonal and non-seasonal inventory purchases as evidenced by the decrease in accounts payable and higher inventory levels. Seasonal inventory purchases typically begin during the third quarter and continue into the fourth quarter, while payment is typically due near the beginning of the following year. Non-seasonal inventory purchases are made throughout the year and fluctuate with the timing and strength of new releases.

     Net cash used in investing activities during the nine months ended October 31, 2000 was $27.8 million due to capital expenditures totaling $10.1 million for the acquisition of property, equipment and improvements, the $17.8 million invested in CheckOut.com, partially offset by a $0.1 million reduction in other assets. Financing of capital expenditures has generally been provided by cash from operations and borrowings under the Congress Facility.

     Net cash provided by financing activities for the nine months ended October 31, 2000 was $41.3 million primarily due to net borrowings under the Congress Facility of $41.0 million and $5.0 million received from the proceeds of sale of common stock to investors in CheckOut.com, offset by payments of $4.4 million on capital lease obligations and long-term debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to risks resulting from interest rate fluctuations since interest on the Company's borrowings under the Congress Facility are based on variable rates. If the Eurodollar rate were to increase 1% in Fiscal 2001 as compared to the rate at October 31, 2000, the Company's interest expense for Fiscal 2001 would increase $0.7 million based on the outstanding balance of the Congress Facility at October 31, 2000. The Company does not hold any derivative instruments and does not engage in hedging activities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In September, 2000, a private class action suit was served on the Company, seven major record labels/distributors and three other music specialty retailers in the U.S. District Court for the Northern District of Alabama. The suit alleges that the distributors and retailers conspired to violate Federal anti-trust laws and to fix prices by adopting and/or adhering to the label's minimum advertised pricing policies. The complaint alleges that consumers were damaged in an unspecified amount and seeks treble damages civil penalties. The Company denies any liability and plans to undertake a vigorous defense.

     Over 50 similar class actions and private actions have been filed against major record labels, distributors and retailers, including a suit filed by 30 state Attorneys General in the Southern District of New York. To date, the Company has not been named in any of these other actions. These class actions and private actions, including the Company's suit, described above, are being consolidated in the U.S. Court in Maine under the Multidistrict Litigation Rules. At this time, management is unable to predict the potential damages or costs that the Company would incur if it did not prevail in this litigation.

ITEM 5. OTHER INFORMATION

     On December 6, 2000, the Fifth Amendment to the Amended and Restated Loan and Security Agreement ("Fifth Amendment") was entered into between the Company and its subsidiaries and Congress Financial Corporation (Western). The Fifth Amendment, among other things, extended the maturity of the Congress Facility to October 31, 2003. The Fifth Amendment also permits the Company to include used merchandise held for retail sale in the determination of amount of revolving loans available to the Company and, effective October 26, 2001, eliminates the $10.0 million Tranche B loan facility, which the Company has never utilized.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
      10.1     Fifth Amendment to the Amended and Restated Loan and
               Security Agreement dated as of December 4, 2000 between the
               Company and its subsidiaries and Congress Financial
               Corporation (Western).
      27.0     Financial Data Schedule.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEREHOUSE ENTERTAINMENT, INC.

Date: December 11, 2000                       /s/ ANTONIO C. ALVAREZ, II
                                          --------------------------------------
                                                  Antonio C. Alvarez, II
                                                Chairman of the Board and
                                          Chief Executive Officer, and Director
                                              (Principal Executive Officer)

Date: December 11, 2000                           /s/ MARK A. VELARDE
                                          --------------------------------------
                                                     Mark A. Velarde
                                               Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

Date: December 11, 2000                            /s/ MEHDI MAHDAVI
                                          --------------------------------------
                                                      Mehdi Mahdavi
                                                Vice President, Controller
                                              (Principal Accounting Officer)