Form 10-K
period 2001-01-31
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 2001-04-27
CIK 1031754

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 20, 2001, the aggregate book value of the estimated voting and non-voting stock held by non-affiliates of the registrant was $14,326,803.(1)

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of April 20, 2001, 11,026,421 shares of the registrant's common stock were issued and outstanding and approximately 26,300 additional shares were expected to be issued pursuant to a bankruptcy plan of reorganization (see Item 1 -- "Business -- Reorganization Under Chapter 11" below) and a related anti-dilution provision of a stock subscription agreement with A&M Investment Associates #3, LLC.
---------------
(1) There is no established trading market for the voting stock of the registrant. Accordingly, the registrant has utilized book value per share for purposes of the foregoing calculations concerning voting and non-voting stock held by non-affiliates. This calculation of book value per share is not intended to represent the price at which those shares trade. As of April 20, 2001, 11,026,421 shares of the registrant's voting stock were issued and outstanding. All but 1,329,236 of those shares were issued pursuant to a bankruptcy plan of reorganization. See Item 1 -- "Business -- Reorganization Under Chapter 11" below. At April 20, 2001, the registrant estimates that approximately 26,300 additional shares of its voting stock may be issued pursuant to the plan of reorganization and a related anti-dilution provision of a stock subscription agreement with A&M Investment Associates #3, LLC, after which a total of approximately 11,052,721 shares of the registrant's voting stock will be issued and outstanding. The registrant estimates that of the number of total outstanding shares, approximately 1,993,284 shares will be held by non-affiliates of the registrant. The book value of voting and non-voting stock held by non-affiliates of the registrant specified above assumes the issuance of all 11,052,721 shares.

     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

                             FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The sections of this Annual Report on Form 10-K containing such forward-looking statements include "Business -- Acquisition of Blockbuster Music", "Business -- Reorganization Under Chapter 11", "Business -- Merchandise Sale Products", "Business -- Video and Other Product Rentals", "Business -- Industry Competitive Environment" under Item 1 below; "Holders" under Item 5 below; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 below. Statements in this Annual Report on Form 10-K which address activities, events or developments that the registrant expects or anticipates will or may occur in the future, including such things as future issuance of shares, future capital expenditures (including the amount and nature thereof), expansion and other developments and technological trends of industry segments in which the registrant is active, business strategy, expansion and growth of the registrant's and its competitors' business and operations and other such matters are forward-looking statements. You can find many of these statements by looking for words like "believes", "expects", "anticipates", or similar expressions in this Annual Report on Form 10-K. Although the registrant believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the registrant.

     The registrant's operations are subject to factors outside its control. Any one, or a combination, of these factors could materially affect the results of the registrant's operations. These factors include (a) changes in levels of competition from current competitors and potential new competition from both non-traditional retailers of the Company's products and alternative methods or channels of distribution such as Internet and telephone shopping services and mail order; (b) loss of a significant vendor or prolonged disruption of product supply; (c) the presence or absence of popular new releases and products in the product categories the registrant represents; (d) changes in levels of consumer spending, especially during seasonally significant periods; (e) changes in Federal and state income tax rules and regulations or interpretations of existing legislation; (f) changes in the general economic conditions in the United States including, but not limited to, consumer sentiment about the economy in general; (g) regulatory changes, which may adversely affect the business in which we are engaged; (h) the ability to attract and retain key personnel; and (i) adverse results in significant litigation matters.

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

                                     PART I

ITEM 1. BUSINESS

     The registrant, Wherehouse Entertainment, Inc. ("New Wherehouse") was incorporated under the laws of the State of Delaware on November 15, 1996 as WEI Acquisition Co. On January 31, 1997, New Wherehouse acquired substantially all the assets of Wherehouse Dissolution Co. ("Old Wherehouse"), a Delaware corporation, and Old Wherehouse's parent company, WEI Holdings, Inc., a Delaware corporation ("WEI"), pursuant to a Chapter 11 plan of reorganization (as described in "Reorganization Under Chapter 11" below). Prior to such acquisition, Old Wherehouse was known as "Wherehouse Entertainment, Inc.", and, after such acquisition, Old Wherehouse changed its name to "Wherehouse Dissolution Co". After acquiring substantially all the assets of Old Wherehouse, New Wherehouse changed its name to "Wherehouse Entertainment, Inc.", and, as the successor to Old Wherehouse, has undertaken to continue the obligations of Old Wherehouse to file all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. Except as expressly indicated or unless the context otherwise requires, the "Company", "Wherehouse", "we", "our", or "us" means Wherehouse Entertainment, Inc. and its subsidiaries and, where the discussion relates to the continuing business operations of Old Wherehouse and New Wherehouse and its subsidiaries, New Wherehouse and Old Wherehouse, collectively.

     The Company's fiscal year ends on January 31. References to "Fiscal 2001", "Fiscal 2000" and "Fiscal 1999" refer to the fiscal years ended January 31, 2001, January 31, 2000, and January 31, 1999, respectively.

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

     The Acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the Acquisition date based on valuations and other studies. The results of operations of the Acquired Business from October 26, 1998 are reflected in the accompanying consolidated financial statements.

GENERAL

     With the Acquisition of the Blockbuster Music stores, Wherehouse expanded, in terms of both revenues and store count, to become one of the largest retailers of prerecorded music in the United States.

     As of January 31, 2001, Wherehouse operated 497 stores in 28 states. Since January 31, 2001, the Company closed thirteen (13) stores. All but 14 of Wherehouse's stores operate under the name "The Wherehouse", "Wherehouse Music" or "Wherehouse Entertainment". The remaining stores operate under the names "Tu Musica", "Xchange", Wherehouse Outlet" and "Odyssey".

     Wherehouse sells prerecorded music, videocassettes, DVDs, video games, personal electronics (including personal stereos, portable stereos, headphones and related merchandise), blank audiocassettes and videocassettes, and accessories. In Fiscal 2001 on a consolidated basis, sales of prerecorded music, videocassettes, DVDs, video games, accessories and personal electronics accounted for 98.7% of the Company's revenues.

                      SALES AND RENTAL REVENUE BY CATEGORY
                             (DOLLARS IN MILLIONS)

                                                               FISCAL YEARS ENDED JANUARY 31,
                                                              --------------------------------
                                                               2001*       2000*       1999**
                                                              --------    --------    --------
Sale Merchandise Revenue:
  Music.....................................................   $593.5      $663.2      $422.1
  Other, principally sales of new videocassettes, DVDs,
     video game software and hardware, general merchandise
     and ticket commissions.................................    107.1        92.9        42.4
                                                               ------      ------      ------
          Total sale merchandise revenue....................    700.6       756.1       464.5
Videocassette and other rental revenues, net***.............      5.8         9.8        16.0
                                                               ------      ------      ------
          Total Revenue.....................................   $706.4      $765.9      $480.5
                                                               ======      ======      ======

---------------
  * Includes revenue of the Acquired Business.

 ** Includes revenue of the Acquired Business commencing October 26, 1998.

*** Includes sales of previously viewed videocassettes.

MERCHANDISE SALE PRODUCTS

     Wherehouse's primary revenue source is the sale of merchandise. Wherehouse stores generally sell a broad array of entertainment products, including prerecorded music, videocassettes, DVDs, video games, accessories and personal electronics. The table above summarizes Wherehouse's dollar volume of sale revenue by merchandise category for Fiscal 1999 through Fiscal 2001. The percentage of total revenue contributed by merchandise sales has risen from 96.7% in Fiscal 1999 to 99.2% in Fiscal 2001. This increase results from the combined impact of the additional sale merchandise revenue derived from the Acquired Business and a decrease in the number of stores engaged in the rental business.

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

     The Company sells used products, principally used CDs, in the majority of its stores. Prior to the Acquisition, the Blockbuster Music stores did not sell used CDs. During Fiscal 2000, the Company expanded the used CD product line to most of the non-mall Blockbuster Music stores.

     Prerecorded videocassettes and DVDs (feature films, music videos, and self-improvement programming) represented, after music, Wherehouse's second largest sale product category in Fiscal 1999, Fiscal 2000 and Fiscal 2001. As of January 31, 2001, all but one of the Company's stores sold DVDs. As box-office "hit" motion pictures continue to be released to the videocassette and DVD sell-through market at reduced prices, industry-wide sales of this category have increased. Excluding the Acquired Stores, Wherehouse's revenues from the sales of videocassettes and DVDs increased by 44% in Fiscal 2001 over the prior year.

     Wherehouse sells video game hardware and software, blank audio and videocassette tapes, music and video maintenance care products, carrying cases, storage units, and personal electronics. Wherehouse also collects commissions on event tickets sold under an affiliation with Ticketmaster.

VIDEO AND OTHER PRODUCT RENTALS

     Wherehouse's other revenue source is the rental of prerecorded videocassettes, DVDs and other products, chiefly feature films. Video game players are also offered for rent in certain stores. As of January 31, 2001, 74 of Wherehouse's 497 stores offered videocassettes, DVDs and other products for rent, a decrease of 19 stores from January 31, 2000.

ADVERTISING AND PROMOTION

     Wherehouse employs advertising, promotion, pricing, and presentation in a coordinated manner to generate customer awareness of its breadth of product and value pricing on selected items, and to induce trial and repeat purchases of its products and video rental services. Wherehouse advertises on a regular and frequent basis in a variety of broadcast and print media, including radio, newspaper, direct mail and freestanding inserts. The advertising generally emphasizes immediate availability of hit products at competitive prices, as well as access to a broad array of catalog products. With its current operations covering 28 states, the Company continues to expand its marketing relationships to pursue national promotional opportunities.

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

TRADE CUSTOMS AND PRACTICES

     Most of the Company's music purchases are protected by return policies offered by major manufacturers. The return privilege generally exists for each music title as long as that title remains in the current music catalog of a manufacturer. Catalog changes are generally made only after advance notice, allowing the Company to return excess inventory before a title is discontinued. Most of the Company's major pre-recorded music suppliers provide unlimited returns of unopened items, but generally charge return penalties of varying amounts. The major suppliers do not accept returns of opened merchandise on the same basis as unopened items, but do generally provide the Company with certain additional return allowances. As of January 31, 2001, the Company enjoyed normal return privileges with all of its vendors. Pricing and return policies of the Company's major distributors are subject to change.

STORE AND SITE SELECTION

     As of January 31, 2001, the Company operated 497 stores in 28 states. The table below sets forth store openings, store acquisitions, store closings and the total number of the Company's stores for the last three fiscal years:

                                          TOTAL STORES               STORES
                                          AT BEGINNING    ----------------------------    STORES AT END
     FISCAL YEAR ENDED JANUARY 31,         OF PERIOD      OPENED    ACQUIRED    CLOSED      OF PERIOD
     -----------------------------        ------------    ------    --------    ------    -------------
2001....................................      529           3           0         35           497
2000....................................      579           1           0         51           529
1999....................................      223           8         378         30           579

     The Company evaluates growth opportunities within the context of its strategies and evaluates future store closing decisions, principally at lease expiration, based upon individual store performance.

     As of January 31, 2001, the Company operated 497 stores comprising approximately 3,846,400 square feet, a decrease of approximately 211,100 square feet compared to January 31, 2000.

STORE OPERATIONS AND DISTRIBUTION

     STORE LOCATION. As of January 31, 2001, the Company had 393 stores located in strip centers or freestanding buildings and 104 stores located in malls. Strip center and freestanding locations range in size from 1,200 to 24,600 square feet and mall stores range in size from 700 to 10,200 square feet.

     RETAIL PRESENTATION. Prior to the Acquisition, the Company had updated its retail presentation through the use of new in-store signage, expansion of several product categories and, in certain stores, the introduction of new product lines.

     Subsequent to the Acquisition, and as an integral part of the process of converting the former Blockbuster Music stores into Wherehouse stores, the Company introduced a new logo, Wherehouse Music. This change is a part of the Company's brand awareness program, which has been introduced in all markets.

     DISTRIBUTION. Central to Wherehouse's strategy of providing a broad merchandise selection to its customers (e.g., multiple copies of hits, select copies of catalog products, and high quality in-stock condition) is its ability to distribute product quickly and cost-effectively to its stores. Approximately 25% of the Company's inventory is shipped to store locations directly from manufacturers and distributors (primarily in the case of new releases), while the remaining 75% is delivered from the Company's distribution center. The Company generally uses common carriers for deliveries from its distribution center. Generally, the Company's centralized distribution system fills orders to all stores at least once a week. Inventory at the Company's distribution center is automatically sorted based on individual store demand data generated by the Company's store-level inventory systems. Such data is captured by the Company's point-of-sale ("POS") system and forwarded to the distribution center for fulfillment. At its distribution center, the Company continues to enhance the new distribution system that was installed in Fiscal 2000.

E-COMMERCE

     In response to the growth in electronic commerce for prerecorded music and video product, the Company launched its own Internet commerce site, "Wherehousemusic.com," on May 10, 1999. On November 16, 1999, the Company agreed to enter into an equity investment and strategic partnership relationship (the "CheckOut Agreement") with CheckOut.com, LLC ("CheckOut.com"), an Internet content provider and e-commerce retailer of new and used music, as well as new movies and games. The CheckOut Agreement was finalized on February 16, 2000. In exchange for a 49% equity interest in CheckOut.com, the Company contributed $9.8 million to CheckOut.com in February 2000. The Company also agreed to contribute an additional $1.568 million per month to CheckOut.com for a total investment of approximately $20.0 million. Under the terms of the CheckOut Agreement, CheckOut.com received various promotional benefits from Wherehouse and was Wherehouse's exclusive Internet website partner for music, movies and games. As a result, the Company merged the operation of its own Internet website, Wherehousemusic.com, with that of CheckOut.com.

     Subsequent to February 2000, CheckOut.com experienced significant operating losses and ceased operations of its Internet site in February 2001. For the year ended January 31, 2001, a $20.6 million loss on investment in joint venture was recorded and includes $11.1 million representing the Company's share in the joint venture's operating losses and $9.5 million representing a loss due to the impairment in value of the remaining investment. To maintain its own online retail presence, the Company is currently preparing to re-launch its Internet e-commerce site, "Wherehousemusic.com". It is anticipated that the new Wherehousemusic.com Internet site will provide its customers with the same online retail offering that was previously provided by CheckOut.com.

INDUSTRY AND COMPETITIVE ENVIRONMENT

     The retail home entertainment industry is highly competitive. The Company competes with other brick-and-mortar retailers and a growing number of direct-to-consumer alternatives.

     Brick-and-Mortar Retailers. The Company competes with large, established music and video chains, such as those operated by Trans World Entertainment Corporation, Musicland and Tower Records; consumer electronics superstores, such as Best Buy and Circuit City; mass merchants, such as Wal-Mart, Kmart and Target and other specialty retail stores, such as Barnes & Noble and Borders. Some of these competitors may have greater financial or other resources than the Company. In addition, the Company also faces competition from video rental stores, variety discounters and warehouse clubs.

     Direct-to-Consumer. The Internet has become an established avenue for retailing. The purchase of music and video, in particular, through the Internet is increasing in popularity with consumers. The Company's e-commerce competitors include Amazon.com, CDnow.com, Barnesandnoble.com, mp3.com and others, most of which have one or more marketing alliances. In addition to the Internet, consumers receive television and mail order offers and have access to mail order clubs. The largest mail order clubs are affiliated with major manufacturers of prerecorded music and video and may have advantageous marketing relationships with their affiliates. Consumers also have access to cable television and digital satellite systems, including pay-per-view television. Many retailers as well as certain distributors, are testing technology that allows for the purchase of music through a digital download via the Internet. Although reported sales to date have been relatively small, consumer interest in this form of distribution is increasing as the technology improves and the assortment of titles available for download widens.

     Consolidation continues to occur in the home entertainment industry. Musicland recently agreed to be acquired by Best Buy, both competitors of the Company. Time Warner Inc. was acquired by America Online, Inc. Vivendi acquired Seagram Co. Ltd. which included the Universal Music Group, another major supplier to the Company. Bertelsmann AG, also a major supplier to the Company, acquired an interest in Napster. The Company continues to study these industry developments in developing its own business strategies.

SEASONALITY AND INFLATION

     The Company's business is seasonal, and revenues and operating income are highest during the fourth quarter of the Company's fiscal year. Revenues in the fourth quarter of Fiscal 2001 were approximately 30.3% of total annual revenues. Working capital and related bank borrowings in prior years were usually lowest during the period beginning with the end of the Christmas holiday and ending with the close of the Company's fiscal year. Beginning in February, working capital and related bank borrowings have historically trended upward during the year until the fourth quarter. Borrowings have historically been highest in October and November due to cumulative capital expenditures and the building of inventory for the holiday season.

     The Company believes that, except for changes in the minimum wage mandated by regulators, inflation has not had a material effect on its operations and its internal and external sources of liquidity and working capital.

ORGANIZATION AND EMPLOYEES

     As of January 31, 2001, Wherehouse employed approximately 6,330 persons. Approximately 35% were full-time employees, and approximately 65% were part-time employees. The Company's labor requirements vary based on seasonal business fluctuations, with between 1,500 and 2,000 additional store and distribution center employees added during the peak holiday season. Wherehouse's corporate office staff, which consists of approximately 237 employees, is responsible for executive and general operating management, buying, merchandising, advertising, finance, accounting, human resources, legal, information systems and real estate.

TRADEMARKS

     The Company owns and maintains registrations for "The Wherehouse" trademark and variations thereof in the United States, Mexico, Taiwan, Thailand, Hong Kong, and Korea and has filed trademark applications in China. The Company also owns and maintains registrations in the United States and Mexico for the name "Tu Musica". Trademark applications have been filed and are pending in the United States for the names "Wherehouse Music", "Wherehouse.com", "Wherehousemusic.com", "XChange", ".com by Wherehouse", "Earmail", "Songmail", "Bandography", and "GameSpace".

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

ITEM 2. PROPERTIES

     The Company's executive offices, which are located in Torrance, California, are subject to a lease covering 66,775 square feet of space at a current annual base rent of approximately $584,000, which is subject to periodic adjustment. The executive office lease expires on January 31, 2004. The Company has the right to terminate its executive office lease on June 30, 2001 by paying to its landlord an early termination fee in accordance with certain conditions in the lease. The Company also maintains regional offices for its field managers within existing store locations or in separate office facilities.

     The Company operates a 198,292 square-foot distribution center in Carson, California. The lease for this property expires on April 30, 2002, subject to two 5-year renewal options. The annual base rent for Fiscal 2001 was approximately $809,000, although the rent is subject to periodic adjustment.

     As of January 31, 2001, the Company owned one of its stores and leased space for the remaining 496 stores. Since January 31, 2001, the Company has closed 13 of these 497 stores. Lease terms generally range from month-to-month to 30 years, including renewal options. If no leased stores' renewal options were exercised, 94 leases would expire on or before January 31, 2002, 59 would expire between February 1, 2002 and January 31, 2003, 84 would expire between February 1, 2003 and January 31, 2004, and the remainder would expire subsequent to February 1, 2004. The Company has the right to terminate a number of its store leases prior to the lease termination date, depending upon certain conditions, as defined in each lease. The Company does not depend on the continued existence of any one or several of its lease agreements or store locations for the operation of its business.

ITEM 3. LEGAL PROCEEDINGS

(i) Bankruptcy filing

     See Item 1 -- "Business -- Reorganization Under Chapter 11" above for a description of the bankruptcy filing of Old Wherehouse and WEI.

(ii) Other

     In January 2001, the Company was sued in the Los Angeles Superior Court by a former employee, claiming alleged failure to pay overtime wages to herself and all salaried store employees similarly situated. The Complaint does not specify any amount of the claims, either individually or on behalf of the class. The Company has moved to dismiss some of the claims and intends to vigorously dispute not only Plaintiff's individual and class claims but the suitability of her claim that she should be able to pursue this as a purported or representative action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company has one class of common equity outstanding, its Common Stock. See Item 12 -- "Security Ownership of 5% Holders, Directors and Executive Officers". There is no established public trading market for the Common Stock.

HOLDERS

     As of January 31, 1997, after the effective date of the Reorganization Plan, there were eight holders of Common Stock, seven of whom were senior lenders under Old Wherehouse's bank credit agreement (the "Senior Lenders"), led by Cerberus Partners, L.P. as the agent for the Senior Lenders. As of April 20, 2001, the Company had issued 11,026,421 shares of Common Stock, and there were 859 holders of record of the Common Stock. The Company estimates that approximately 26,300 additional shares of Common Stock will be distributed among holders of general unsecured claims in the Bankruptcy Case as their claims are allowed by the Bankruptcy Court and A&M Investment Associates #3, LLC ("A&M #3") under the provisions of a Stock Subscription Agreement dated as of January 31, 1997 (the "Stock Subscription Agreement"). Included in the Common Stock issued and outstanding as of April 20, 2001 are 250,000 shares of Common Stock the Company issued on February 16, 2000 as part of its strategic alliance with CheckOut.com (see Item 1 -- "Business -- E-Commerce" above).

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

                                                              YEARS ENDED JANUARY 31 ,
                                         ------------------------------------------------------------------
                                                                                                    OLD
                                                            NEW WHEREHOUSE                       WHEREHOUSE
                                         -----------------------------------------------------   ----------
                                            2001          2000          1999          1998          1997
                                         -----------   -----------   -----------   -----------   ----------
                                                            (DOLLAR AMOUNTS IN MILLIONS)
INCOME STATEMENT DATA:
Revenue:
  Sale merchandise revenue.............  $     700.6   $     756.1   $     464.5   $     276.1     $295.5
  Rental revenue, net..................          5.8           9.8          16.0          23.9       36.0
                                         -----------   -----------   -----------   -----------     ------
         Total revenues................        706.4         765.9         480.5         300.0      331.5
Cost of sale merchandise revenue(1)....        457.8         495.6         309.7         176.1      195.5
Selling, general and administrative
  expenses.............................        219.5         237.7         140.1         104.7      134.0
Depreciation and amortization..........         31.1          25.5          11.8           7.1       11.4
System integration costs(2)............                                      0.8
Store closure costs -- existing
  stores(3)............................                                      2.9
Year 2000 remediation costs(4).........                        0.2           1.8
Other costs............................          2.3           0.2
                                         -----------   -----------   -----------   -----------     ------
  Income (loss) from operations........         (4.3)          6.7          13.3          12.0       (9.4)
Interest (income) expense, net.........          8.1           7.3           1.2          (1.1)       0.7
                                         -----------   -----------   -----------   -----------     ------
  Income (loss) before Loss on
    investment in joint venture,
    reorganization items, income taxes
    and extraordinary item.............        (12.4)         (0.6)         12.1          13.1      (10.1)
  Loss on investment in joint
    venture............................         20.6
Reorganization items...................                                                              19.9
                                         -----------   -----------   -----------   -----------     ------
  Income (loss) before income taxes....        (33.0)         (0.6)         12.1          13.1      (30.0)
Provision (benefit) for income taxes...        (11.4)          0.6           5.0           5.4
                                         -----------   -----------   -----------   -----------     ------
  Income (loss) before extraordinary
    item...............................        (21.6)         (1.2)          7.1           7.7      (30.0)
Extraordinary item(5)..................                                                             173.7
                                         -----------   -----------   -----------   -----------     ------
  Net income (loss)....................  $     (21.6)  $      (1.2)  $       7.1   $       7.7     $143.7
                                         ===========   ===========   ===========   ===========     ======
Net income (loss) per common share(6):
  Basic................................  $     (1.97)  $     (0.11)  $      0.66   $      0.74
  Diluted..............................  $     (1.97)  $     (0.11)  $      0.61   $      0.71
Weighted average shares outstanding:
  Basic................................   10,988,782    10,749,986    10,689,580    10,420,557
  Diluted..............................   10,988,782    10,749,986    11,551,798    10,894,862
Other data
  Adjusted EBITDA(7)...................  $      29.8   $      45.2   $      34.8   $      24.3     $  1.6
  Cash flows provided by operating
    activities.........................         28.5          33.4          55.0          59.9       15.9
  Cash flows used in investing
    activities.........................        (31.8)        (30.8)       (128.7)         (4.6)      (1.3)
  Cash flows (used in) provided by
    financing activities...............  $       1.2   $     (13.1)  $      34.0   $      (6.7)    $(15.8)
BALANCE SHEET DATA:
Working capital........................  $      31.8   $      47.7   $      70.8   $      65.3     $ 59.4
Total assets...........................        341.7         413.7         387.7         161.0      131.7
Line of credit.........................         35.1          32.0          37.3
Capital lease obligations and long-term
  debt (including current
  portion)(8)..........................         26.4          31.5          31.6           4.5        5.4
Total shareholders' equity(9)..........  $      79.3   $      96.3   $      98.2   $      91.5     $ 84.1

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

(2) System integration costs relate to the Acquisition.

(3) The charge for Store closure costs-existing stores in Fiscal 1999 represents costs related to the closure of 19 Wherehouse stores that operated in the same trade areas as acquired Blockbuster Music stores.

(4) The Company recorded charges of $0.2 million and $1.8 million during Fiscal 2000 and 1999, respectively, in connection with the Year 2000 remediation of its computer systems.

(5) The extraordinary item in Fiscal 1997 represents a gain from the extinguishment of debt pursuant to the Company's Reorganization Plan.

(6) Net income per common share is omitted for the Company for the fiscal year ended January 31, 1997 because that year relates to Old Wherehouse, which had a different capital structure.

(7) EBITDA represents income (loss) from operations plus depreciation and amortization. Management believes that, due to the combined format of rental product and sale merchandise and certain non-recurring costs, a more appropriate calculation of EBITDA (hereafter referred to as "Adjusted EBITDA") should include an adjustment for such non-recurring costs and the net difference between rental amortization plus the book value of rental dispositions less rental inventory purchased during the period. The Company has included certain information concerning Adjusted EBITDA because management believes it would be useful information for certain investors and analysts to evaluate operating performance and to determine the Company's ability to service debt. The method of calculating Adjusted EBITDA set forth above may be different from calculations of EBITDA employed by other companies and, accordingly, may not be directly comparable to such other computations. Adjusted EBITDA should not be viewed as a substitute for Generally Accepted Accounting Principles (GAAP) measurements such as net income or cash flow from operations, and is presented as supplementary information.

         Adjusted EBITDA for Fiscal 2001 excludes other costs of $2.3 million.

         Adjusted EBITDA for Fiscal 2000 excludes certain incremental costs related to the Acquired Stores and costs associated with the remediation of its computer systems to comply with Y2K readiness requirement as follows: incremental non-recurring distribution costs of approximately $4.6 million; non-recurring integration costs of approximately $5.5 million (including $2.5 million of replenishment costs in cost of sale merchandise revenue); and $0.2 million of Y2K remediation costs. Also, Adjusted EBITDA excludes Internet related costs of $2.3 million, which are included in SG&A expenses.

         Adjusted EBITDA for Fiscal 1999 excludes certain incremental costs related to the Acquired Stores and costs associated with the remediation of its computer systems to comply with Y2K readiness requirements, as follows: costs related to the closure of existing stores of $2.9 million; non-recurring merchandise replenishment costs of $2.7 million included in cost of sale merchandise revenue; Y2K remediation costs of $1.8 million; and systems integration costs of $0.8 million.

         Adjusted EBITDA for Fiscal 1998 includes a non-recurring cash benefit of $1.7 million resulting from the impact of one-time credits received from landlord concessions.

(8) Includes $22.4 million, $27.4 million and $27.6 million of capital lease obligations in Fiscal 2001, 2000 and 1999, respectively that are real estate leases related to the Acquisition ($18.5 million, $22.0 million and $25.8 million, respectively) and equipment leases ($3.9 million, $5.4 million and $1.8 million, respectively).

(9) There were no cash dividends declared during any of the periods presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  FORWARD-LOOKING STATEMENTS

     Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the paragraph entitled "Liquidity and Capital Resources", and elsewhere in this Annual Report on Form 10-K are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. You can find many of these statements by looking for words like "believes", "expects", "anticipates", or similar expressions in this Annual Report on Form 10-K. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

     The Company's operations are subject to factors outside its control. Any one, or a combination, of these factors could materially affect the results of the registrant's operations. These factors include (a) changes in levels of competition from current competitors and potential new competition from both non-traditional retailers of the Company's products and alternative methods or channels of distribution such as Internet and telephone shopping services and mail order; (b) loss of a significant vendor or prolonged disruption of product supply; (c) the presence or absence of popular new releases and products in the product categories the registrant represents; (d) changes in levels of consumer spending, especially during seasonally significant periods; (e) changes in Federal and state income tax rules and regulations or interpretations of existing legislation; (f) changes in the general economic conditions in the United States including, but not limited to, consumer sentiment about the economy in general; (g) regulatory changes, which may adversely affect the business in which we are engaged; (h) the ability to attract and retain key personnel; and (i) adverse results in significant litigation matters.

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

  YEAR ENDED JANUARY 31, 2001 COMPARED TO YEAR ENDED JANUARY 31, 2000

     Total revenues were $706.4 million and $765.9 million for the fiscal years ended January 31, 2001 and January 31, 2000, respectively. The decrease of $59.5 million was primarily attributable to decreases in net revenues of $36.9 million due to store closures since January 31, 1999, same-store sale decreases of $18.6 million and the reduction of net rental revenue of $4.0 million.

     A summary of total sale merchandise and rental revenue by category is provided below:

                SALE MERCHANDISE AND RENTAL REVENUES BY CATEGORY
                             (DOLLARS IN MILLIONS)

                                                              FISCAL YEARS ENDED
                                                                 JANUARY 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Sale merchandise revenue:
  Music.....................................................  $593.5     $663.2
  Other, principally sales of new videocassettes, DVDs,
     video game software and hardware, general merchandise
     and ticket commissions.................................   107.1       92.9
                                                              ------     ------
          Total sale merchandise revenue....................   700.6      756.1
Rental revenue, net.........................................     5.8        9.8
                                                              ------     ------
          Total revenue.....................................  $706.4     $765.9
                                                              ======     ======

     A. Sale merchandise revenue. Sales of prerecorded music, new videocassettes, DVDs, video game software and hardware (collectively referred to as "sale merchandise") continue to represent the greatest portion of the Company revenues. For Fiscal 2001, sale merchandise revenue represented 99.2% of aggregate revenues, compared to 98.7% during Fiscal 2000, an increase of 0.5%. This increase resulted from the continuing decline in rental revenue, net discussed below. Negatively impacting revenues were the decline in same store sales, also discussed below, and the closure of 35 stores since January 31, 2000.

     Management defines same-store sales as sales from stores that were open for the full period in both periods of comparison. On a same-store basis, excluding the 35 stores closed and the three stores opened during Fiscal 2001, sale merchandise revenue decreased by approximately 2.6% as compared to Fiscal 2000. The primary reasons for this decrease were a weak new release schedule for new music products in Fiscal 2001, the favorable sales impact of grand opening promotions, which took place at all of the Acquired Stores during the second quarter of Fiscal 2000, and certain "big box" retailers selling selected new music releases at or below cost. Partially offsetting these decreases were improvements in music category inventory management, re-merchandising activities which occurred in certain stores and increased sales of DVD and used music.

     B. Rental revenue, net. Rental revenue, net includes the proceeds from the rental of videocassettes, DVDs, video games and game players, and from the sale of previously viewed videocassettes and previously played video games, net of cost of rentals. Rental revenue, net was $5.8 million in Fiscal 2001 and $9.8 million in Fiscal 2000, representing a decrease of $4.0 million or 40.8% due to increased competition in the rental market and fewer of the Company's stores offering rental products.

     Cost of Sale Merchandise Revenue

     Cost of sale merchandise revenue was $457.8 million for Fiscal 2001 as compared with $495.6 million for Fiscal 2000, a decrease of $37.8 million. As a percentage of sale merchandise revenue, cost of sale merchandise revenue, or gross profit margins, stayed approximately the same in Fiscal 2001 as compared to Fiscal 2000. Cost of sale merchandise revenue was 65.3% for Fiscal 2001 as compared to 65.5% for Fiscal 2000. Sales of higher margin new music product as a percentage of total revenues decreased in Fiscal 2001, while sales of lower gross profit margin DVD product increased in Fiscal 2001. In addition, increases in unit costs for various music products and decreases in DVD sales prices were offset principally by decreases in Fiscal 2001 in slow moving and obsolete inventory provisions and inventory shrinkage.

     Operating Expenses

     SG&A expenses for Fiscal 2001 were $219.5 million, compared to $237.7 million in Fiscal 2000. The decrease includes a reduction of $9.8 million in operating expenses at the Company's stores due to store closures. The decrease is also due to certain non-recurring costs incurred in the prior year including $7.6 million related to the integration of the Acquired Stores and certain other non-recurring incremental distribution costs and $2.3 million of Internet related expenses. In addition, increases in distribution payroll costs were partially offset by a reduction in other variable expenses due to the decline in sales merchandise revenue in Fiscal 2001. SG&A expenses were 31.1% of total revenue in Fiscal 2001, compared to 31.0% of total revenue for the same period last year.

     Other costs of $2.3 million during the year ended January 31, 2001 include $0.9 million related to the write-off of system development costs for computer software no longer utilized by the Company and $1.4 million related principally to additional store closure expenses.

     Depreciation and amortization expense was $31.1 million in Fiscal 2001 compared to $25.5 million in Fiscal 2000, an increase of $5.6 million. The increase is principally related to capital expenditures over the last two years for the acquisition of property, equipment and systems improvements.

     Interest Expense

     Interest expense for Fiscal 2001 was $8.5 million, compared to $7.8 million for Fiscal 2000, an increase of $0.7 million. This increase was primarily attributable to interest expense incurred due to borrowings under the Company's revolving line of credit agreement with Congress Financial Corporation (Western) (the "Congress Facility"). Such borrowings were used for the funding of working capital and, in Fiscal 2001, to fund the investment in CheckOut.com.

     Interest Income

     Interest income for Fiscal 2001 was $0.4 million, as compared to $0.5 million for Fiscal 2000. Interest income is related to short-term investments of excess cash. Such cash is used mainly to pay down the Company's borrowings under the Congress Facility.

     Loss on Investment in Joint Venture

     Subsequent to February 2000, CheckOut.com experienced significant operating losses and ceased operations of its Internet site in February 2001. For the year ended January 31, 2001, the $20.6 million loss on investment in joint venture includes $11.1 million representing the Company's share in the joint venture's operating losses and $9.5 million representing a loss due to the impairment in value of the remaining investment.

     Income Taxes

     The Company recorded a tax benefit of $11.4 million for Fiscal 2001 compared to a tax provision of $0.6 million for Fiscal 2000. The tax benefit is commensurate with the decrease in income (loss) before income tax.

  YEAR ENDED JANUARY 31, 2000 COMPARED TO YEAR ENDED JANUARY 31, 1999

     Revenues

     Total revenues were $765.9 million and $480.5 million for the fiscal years ended January 31, 2000 and January 31, 1999, respectively. The increase of $285.4 million was attributable to the addition of the Acquired Stores, which contributed $458.7 million in revenues during Fiscal 2000 compared to $173.7 million for Fiscal 1999, partially offset by a decrease of $6.2 million in net rental revenues.

     Excluding the Acquired Stores, total revenues increased to $307.2 million during Fiscal 2000 from $306.9 million during Fiscal 1999.

     A summary of total sale merchandise and rental revenue by category is provided below:

                SALE MERCHANDISE AND RENTAL REVENUES BY CATEGORY
                             (DOLLARS IN MILLIONS)

                                                              FISCAL YEARS ENDED
                                                                 JANUARY 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Sale merchandise revenue:
  Music.....................................................  $663.2     $422.1
  Other, principally sales of new videocassettes, DVDs,
     video game software and hardware, general merchandise
     and ticket commissions.................................    92.9       42.4
                                                              ------     ------
          Total sale merchandise revenue....................   756.1      464.5
Rental revenue, net.........................................     9.8       16.0
                                                              ------     ------
          Total revenue.....................................  $765.9     $480.5
                                                              ======     ======

     A. Sale merchandise revenue. For Fiscal 2000, sale merchandise revenue represented 98.7% of aggregate revenues, compared to 96.7% during Fiscal 1999, an increase of 2.0%. This increase results from the combined impact of the additional sale merchandise revenue derived from the Acquired Business and a decrease in the number of stores engaged in the rental business.

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

     B. Rental revenue, net. Rental revenue, net was $9.8 million in Fiscal 2000 and $16.0 million in Fiscal 1999, representing a decrease of $6.2 million or 38.8% due to increased competition in the rental market and fewer of the Company's stores offering rental products.

     Cost of Sale Merchandise Revenue

     Cost of sale merchandise revenue was $495.6 million for Fiscal 2000, as compared with $309.7 million for Fiscal 1999, an increase of $185.9 million, which was principally due to the Acquired Stores. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 65.5% for Fiscal 2000 as compared with 66.7% for Fiscal 1999. Such decrease was caused principally by a change in product mix as used music merchandise, which is sold at a higher gross profit margin, was added to the Acquired Stores, partially offset by vendor price increases on new CDs. In addition, less inventory shrinkage occurred in Fiscal 2000, offset by increased inventory markdowns. Costs were also negatively impacted by approximately $2.5 million in Fiscal 2000 and $2.7 million in Fiscal 1999 of incremental costs associated with the use of a third-party distributor to handle music and sales video replenishment and other transition-related costs in connection with the Acquisition. These incremental distribution costs resulted from the Seller's inability to support the fulfillment of music product from its distribution facility. These incremental costs were discontinued by July of 2000, when all the Acquired Stores were converted to the Company's POS system and expansion of the Company's distribution facility was completed.

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

     Depreciation and amortization expense was $25.5 million in Fiscal 2000 compared to $11.8 million in Fiscal 1999, an increase of $13.7 million. The increase is principally related to depreciation expense of the Acquired Stores and amortization expense of intangible assets related to the Acquisition.

     Interest Expense

     Interest expense for Fiscal 2000 was $7.8 million, compared to $3.5 million for Fiscal 1999, an increase of $4.3 million. This increase was primarily attributable to interest expense incurred due to borrowings under the Congress Facility. Such borrowings were used mainly for the funding of working capital requirements.

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

     Recently Issued Financial Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities and will be effective for the Company's fiscal year ending January 31, 2002. The Company does not believe that the adoption of SFAS No. 133, as amended, will have a material impact on its results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     During Fiscal 2001 and 2000, the Company's net cash provided by operating activities was $28.5 million and $33.4 million respectively. The most significant use of cash during Fiscal 2001 was related to the reduction of accounts payable, accrued expenses and other liabilities of $47.6 million which was offset by a reduction in inventories, net of $50.1 million. Seasonal inventory purchases typically begin during the third quarter and continue into the fourth quarter, while payment is typically due near the beginning of the following year. Non-seasonal inventory purchases are made throughout the year and fluctuate with the timing and strength of new releases.

     Net cash used in investing activities during Fiscal 2001 was $31.8 million due to capital expenditures totaling $13.3 million for the acquisition of property, equipment and improvements, the $19.0 million invested in CheckOut.com, partially offset by a $0.5 million reduction in other assets. Financing of capital expenditures has generally been provided by cash from operations and borrowings under the Congress Facility. Net cash used in investing activities in Fiscal 2000 was $30.8 million primarily due to capital expenditures to support the POS system conversion, distribution facility improvements and the name change and re-merchandising activities related to the Acquired Stores.

     Net cash provided by financing activities for Fiscal 2001 was $1.2 million primarily due to net borrowings under the Congress Facility of $3.1 million and $5.0 million received from the proceeds of sale of common stock to affiliates of Wherehouse's partner in CheckOut.com, offset by payments of $6.6 million on capital lease obligations and long-term debt. Net cash used in financing activities for Fiscal 2000 of $13.1 million was primarily due to a reduction of borrowings under the Congress Facility and payments on capital lease obligations and long-term debt.

     As of January 31, 2001, the Company's amended loan agreement with Congress Financial Corporation (Western) provides a revolving credit line of up to $165.0 million including a letter of credit subfacility of $10.0 million. The revolving line of credit under the Congress Facility is divided into two tranches, Tranche A and Tranche B. The Company may borrow up to $155.0 million under Tranche A. Tranche A loans bear an interest rate of prime plus 0.5%, or at the Company's election, an adjusted Eurodollar rate plus 1.75%. The Company's ability to make Tranche A borrowings is subject to borrowing base limitations based upon, among other things, the value of certain eligible merchandise inventory. If there is no availability under the Tranche A line, the Company may borrow up to $10.0 million under the Tranche B line. Tranche B loans bear an interest rate (i) on the first $5.0 million, of prime plus 3.75% or an adjusted Eurodollar rate plus 5.0%, and (ii) on the next $5.0 million, of prime plus 4.75% or an adjusted Eurodollar rate plus 6.0%. In addition to the interest payable, the Company pays an Unused Line Fee. The fee is 0.375% per annum calculated upon the amount by which $120.0 million exceeds the average daily principal balance of the outstanding Tranche A loans and letter of credit during the immediately preceding month, along with 0.5% per annum calculated upon the amount by which $10.0 million exceeds the average daily balance of the outstanding Tranche B loans. The Congress Facility also required the Company to pay various other fees, including a closing fee ($775,000 for Tranche A and $100,000 for Tranche
B), a syndication fee ($387,000), and includes an annual commitment fee on the Tranche B line ($50,000) and a loan servicing fee ($3,000 per month, plus reasonable out-of-pocket costs and expenses). As of January 31, 2001, there was an outstanding loan balance of $35.1 million and there were no outstanding letters of credit under the Congress Facility. The Company estimates that its availability under its revolving line of credit at January 31, 2001 was $82.7 million.

     On December 6, 2000, the Fifth Amendment to the Amended and Restated Loan and Security Agreement ("Fifth Amendment") was entered into between the Company and its subsidiaries and Congress Financial Corporation (Western). The Fifth Amendment, among other things, extended the maturity of the Congress Facility to October 31, 2003. The Fifth Amendment also permits the Company to include used merchandise held for retail sale in the determination of amount of revolving loans available to the Company and, effective October 26, 2001, eliminates the $10.0 million Tranche B loan facility, which the Company has never utilized. On January 10, 2001, the Fifth Amendment was amended and restated to, among other things, delete the provision excluding the inclusion of Eligible Used Inventory from the calculation of Excess Availability under the Adjusted Net Worth test as such terms are defined in the Loan Agreement and amendments to the Loan Agreement.

     The Company believes that cash on hand, cash flow from operations, including planned inventory reductions during 2002, and the availability of lease financing, together with borrowings available under the Congress Facility, will be adequate to support existing operations and the planned capital expenditures of the Company for Fiscal 2002.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to risks resulting from interest rate fluctuations since interest on the Company's borrowings under the Congress Facility are based on variable rates. If the Eurodollar rate were to increase 1% in Fiscal 2002 as compared to the rate at January 31, 2001, the Company's interest expense for Fiscal 2002 would increase $0.4 million based on the outstanding balance of the Congress Facility at January 31, 2001. The Company does not hold any derivative instruments and does not engage in hedging activities. Information about the fair value of financial instruments is included in note 3 of the Notes to Consolidated Financial Statements.

     The Company believes that, except for changes in the minimum wage mandated by regulators, inflation has not had a material effect on its operations and its internal and external sources of liquidity and working capital.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements appearing on page F-1 of this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the persons who were directors and executive officers of Wherehouse as of April 25, 2001:

                                                                                              AGE AT
               NAME                                       POSITION                        APRIL 25, 2001
               ----                                       --------                        --------------
Antonio C. Alvarez, II............  Chief Executive Officer, Chairman of the Board and          52
                                    Director
Hugh G. Hilton....................  President                                                   50
Mark A. Velarde...................  Executive Vice President, Chief Financial Officer           44
                                    and Assistant Secretary
Mark D. Alvarez...................  Executive Vice President, Operations and                    33
                                    Administration
Larry C. Gaines...................  Executive Vice President and Chief Operating Officer        53
Barbara C. Brown..................  Senior Vice President, Store Operations                     49
Robert C. Davenport...............  Director                                                    34
Jonathan Gallen...................  Director                                                    41
Joseph B. Smith...................  Director                                                    73
Joseph J. Radecki, Jr. ...........  Director                                                    43

     ANTONIO C. ALVAREZ, II, Chief Executive Officer, Chairman of the Board and Director of Wherehouse since January 30, 1997. Mr. Alvarez is a principal of Alvarez & Marsal, Inc., a New York based management consulting company "A&M"). Mr. Alvarez's experience includes acting as adviser to the bank lenders to Camelot Music, Inc., a mall-based music retailer with over 300 stores. Mr. Alvarez served as Phar-Mor, Inc.'s President and Chief Operating Officer from September 1992 through February 1993, as acting Chief Financial Officer from August 1992 to December 1992, and as Chief Executive Officer from February 1993 through Phar-Mor's emergence from Chapter 11 bankruptcy in October 1995. Mr. Alvarez serves as the Chief Executive Officer, Chairman of the Board and Director of Wherehouse pursuant to a Management Services Agreement, dated as of January 31, 1997, as amended February 1, 1998, April 30, 1998, May 13, 1999, and April 13, 2000 (the "Management Services Agreement"), among Wherehouse, A&M, Antonio C. Alvarez, II, the Support Employees described therein, A&M #3, and Cerberus Partners, L.P. See Item 11 -- "Executive Compensation -- Description of Employment Contracts, Termination of Employment and Change in Control Arrangements" below.

     HUGH G. HILTON, President. Mr. Hilton commenced serving as President of Wherehouse in January 2000. He served as Chief Operating Officer from January 1998 to March 1999. He was appointed Executive Vice President in March 1999, overseeing the Company's Special Projects and Development, including the Company's Internet commerce site which was operated through Wherehouse.com, Inc., Mr. Hilton is a Managing Director of A&M which he joined in June 1992. Mr. Hilton's most recent experience while at A&M, Inc. includes serving as Chief Executive Officer at Fedco between April 1996 and April 1997. Prior to joining A&M., Mr. Hilton was President of HVK, Inc., a California-based real estate consulting and investment advisory firm which he founded. Prior to founding HVK, Inc., he served as President of Karsten Institutional Realty Advisors (a subsidiary of First Interstate Bancorp), a pension fund advisory firm with $1.2 billion in real estate assets under management.

     MARK D. ALVAREZ, Executive Vice President, Operations and Administration. During the past four and a half years, Mr. Alvarez has been working with Wherehouse management taking senior roles in the areas of Store Operations, Real Estate, Construction, Maintenance, Finance, Inventory Control, and Merchandising, and Human Resources. Mr. Alvarez also led the due diligence effort and transition effort in the successful acquisition of Blockbuster Music Stores. Prior to joining Wherehouse, Mr. Alvarez has been consulting on several assignments for A&M with London Fog/Pacific Trail, Phar-Mor, Inc., Fedco, California Mart, Cherokee, and Integrated Resources in the areas of finance, operations and real estate. Prior to joining A&M, he was an Associate in the Structured Finance Group at Citibank. During this period he assisted in negotiating and structuring bank refinancings of middle-tier companies. Prior to that assignment, he was an Associate in the Business Planning and Financial Analysis Group at the American Express Company, where his responsibilities included reviewing of business plans, preparing financial projections and performing financial analysis and modeling of various subsidiary business units.

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

     MARK A. VELARDE, Executive Vice President, Chief Financial Officer and Assistant Secretary. On October 1, 1999, Mr. Velarde became Chief Financial Officer of Wherehouse. Prior to joining Wherehouse, Mr. Velarde was a managing director of A&M, Inc. which he joined in 1992. Mr. Velarde served as Chief Financial Officer and Chief Operating Officer, of Telegroup, Inc., a publicly traded telecommunications company from 1998 to 1999. From 1994 to 1998, he served in the capacities of Chief Financial Officer and Acting Chief Operating Officer of Anthony Manufacturing Company, Inc., a privately held manufacturer of commercial refrigeration components. During 1992 and 1993, Mr. Velarde was Acting Chief Executive Officer of Affiliated Medical Enterprises, a debtor-in-possession which owned and operated a chain of acute care hospitals. From 1988 to 1992, he was cofounder and Executive Vice President of HVK, Inc., a California-based real estate consulting and investment advisory firm. Prior to HVK, he was Senior Vice President -- Acquisitions of the pension fund advisory arm of First Interstate Bancorp, where he worked in acquisitions for 5 years.

     BARBARA C. BROWN, Senior Vice President, Store Operations. Ms. Brown joined Old Wherehouse in 1973. She became Vice President, Sales and Operations and in 1986, was promoted to Senior Vice President in 1991. Prior to 1986, Ms. Brown served in a variety of store operations positions including Store Manager, District Manager, Assistant Vice President, Store Operations, and Associate Vice President, Store Operations.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive officers, and persons holding more than 10% of the Common Stock are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. All of these filing requirements were satisfied during Fiscal 2000.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth, for Fiscal 2001, certain compensation paid by Wherehouse or accrued for such fiscal year, to the Chief Executive Officer and the four next most highly compensated executive officers of the Company (the "Named Executive Officers"). All cash compensation with respect to Antonio C. Alvarez, II was paid to A&M, a consulting firm of which Antonio C. Alvarez, II is a principal. All other compensation paid with respect to Antonio C. Alvarez, II was paid to A&M #3, an affiliate of A&M.

                           SUMMARY COMPENSATION TABLE

                                                                                  TERM
                                                                              COMPENSATION
                                                                                 AWARDS
                                                                              ------------
                                                 ANNUAL COMPENSATION              LONG
                                          ---------------------------------    SECURITIES
                            FISCAL YEAR                        OTHER ANNUAL    UNDERLYING     ALL OTHER
                               ENDED      SALARY      BONUS    COMPENSATION     OPTIONS      COMPENSATION
NAME & PRINCIPAL POSITION   JANUARY 31,     ($)        ($)        ($)(1)          (#)            ($)
-------------------------   -----------   -------    -------   ------------   ------------   ------------
Antonio C. Alvarez, II....     2001            --         --     600,000(2)          --          1,948(3)
  Chairman, Chief              2000            --         --     600,000(2)          --             --
  Executive Officer            1999            --         --     600,000(2)          --             --
Hugh G. Hilton............     2001       275,000      4,583          --             --          9,601(4)
  President and Chief          2000        15,866(5)      --            (6)            (7)         754(8)
  Operating Officer            1999            --         --            (7)            (7)          --
Larry C. Gaines...........     2001       286,139     10,807          --                        11,077(9)
  Executive Vice President     2000       280,000    112,000          --             --          3,796(10)
  and Chief Operating          1999            --         --          --             --             --
  Officer
Mark A. Velarde...........     2001       227,219      3,722                                    22,674(11)
  Executive Vice
  President,                   2000            --         --          --             --             --
  Chief Financial Officer      1999            --         --          --             --             --
  and Assistant Secretary
Barbara C. Brown..........     2001       183,946      8,090          --             --         21,968(12)
  Senior Vice President,       2000       178,654     54,000          --             --         22,575(13)
  Store Operations             1999       175,000     75,000          --         28,000         22,334(14)

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

 (2) Mr. Alvarez commenced serving as Chairman of the Board and Chief Executive Officer of Wherehouse in January, 1997 pursuant to the Management Services Agreement dated as of January 31, 1997. The present term of the Management Services Agreement will expire on October 14, 2001 pursuant to an extension and amendment thereof dated as of June 30, 2000.

 (3) Includes $1,948 paid on behalf of Mr. Alvarez and his family for medical expenses not covered by the Company's group medical insurance plan.

 (4) Includes $1,780 paid on behalf of Mr. Hilton and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are a $7,200 automobile allowance and $621 of premiums paid for term life insurance.

 (5) Pursuant to an amendment to the Management Services Agreement (see note 5 below), Mr. Hilton was excluded from the personnel supplied to the Company by A&M and he was made an employee of the Company effective January 3, 2000.

 (6) Mr. Hilton served the Company under the Management Services Agreement with Alvarez & Marsal, Inc. until January 2000. In January, 1998, Mr. Hilton was appointed Chief Operating Officer by the Board of Directors, and in March, 1999, Mr. Hilton was appointed Executive Vice President, Special Projects and Development. In January 2000, he was appointed President. The Company did not pay any separate compensation for Mr. Hilton to Alvarez & Marsal, Inc. for Fiscal 1998. Effective February 1, 1998, the Company agreed, pursuant to an amendment to the Management Services Agreement, to compensate Alvarez & Marsal, Inc. separately for Mr. Hilton's services. See
     Item 13 -- "Certain Relationships and Related Transactions."

 (7) In connection with the Management Services Agreement, Wherehouse issued options to purchase 993,380 shares of Common Stock, subject to adjustment, to A&M #3, (an affiliate of A&M) of which Mr. Alvarez is a principal, pursuant to a Non-Transferable Stock Option Agreement dated as of January 31, 1997, as amended the "Option Agreement". Mr. Hilton possesses a pecuniary interest in A&M #3, LLC. On April 30, 1998, the Option Agreement was amended to conform the Agreement to the intent of the parties. Pursuant to the Option Agreement, as amended, and based upon distributions and cash settlements pursuant to the Reorganization Plan, on December 10, 1998 the number of options granted to A&M #3 was adjusted to 1,199,151. See "Stock Options" under this Item 11 below.

 (8) Includes $303 paid on behalf of Mr. Hilton and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are a $415 automobile allowance and $36 of premiums paid for term life insurance.

 (9) Includes $1,895 paid on behalf of Mr. Gaines and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are a $7,200 automobile allowance, $651 of premiums paid for term life insurance and $1,331 for matching contributions to the Company's 401(k) plan.

(10) Includes $673 paid on behalf of Mr. Gaines and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are a $2,492 automobile allowance and $631 of premiums paid for term life insurance.

(11) Includes $13,782 paid on behalf of Mr. Velarde and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are a $7,200 automobile allowance, $222 of premiums paid for term life insurance, and $1,470 for matching contributions to the Company's 401(k) plan.

(12) Includes $3,467 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are a $7,200 automobile allowance, $7,353 of premiums paid for term life insurance and $3,948 for matching contributions to the Company's 401(k) plan.

(13) Includes $4,415 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are a $7,200 automobile allowance, $7,387 of premiums paid for term life insurance and $3,573 for matching contributions to the Company's 401(k) plan.

(14) Includes $4,415 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are a $7,200 automobile allowance, $7,405 of premiums paid for term life insurance and $3,215 for matching contributions to the Company's 401(k) plan.

STOCK OPTIONS

     In connection with the Management Services Agreement and consummation of the Reorganization Plan, Wherehouse entered into the Option Agreement (amended on April 30, 1998 to conform the agreement to the intention of the parties) with A&M #3, an affiliate of A&M, of which Antonio C. Alvarez, II is a principal. The Option Agreement provides for the grant to A&M #3 of options (the "A&M #3 Options") representing in the aggregate the right to purchase 10% of (i) the shares of Common Stock issued under the Reorganization Plan, (ii) certain shares purchased by A&M #3, and (iii) the shares underlying these options. The A&M #3 Options vested monthly in equal installments through October 31, 1998, and all unexercised A&M #3 Options expire on January 31, 2003, subject to prior termination as set forth in the Management Services Agreement. The exact number of shares underlying these options and the exercise prices will depend on the final resolution of claims under the Reorganization Plan. The Option Agreement provides that such adjustments will be made periodically as deemed practicable. An interim adjustment was made on December 10, 1998 to reflect the resolution of claims as of September 30, 1998. After such adjustment, the A&M #3 Options consisted of (i) options to acquire 399,717 shares at an exercise price of $8.80, (ii) options to acquire 399,717 shares at an exercise price of $10.66, and (iii) options to acquire 399,717 shares at an exercise price of $12.97. The Company presently estimates that after all adjustments, the A&M #3 Options will consist of (i) options to acquire 407,667 shares at an exercise price of $8.63 per share, (ii) options to acquire 407,667 shares at an exercise price of $10.45 per share, and (iii) options to acquire 407,667 shares at an exercise price of $12.72 per share.

     On April 7, 1998 and on September 18 and 22, 1998, the Company's Compensation Committee granted, and the entire Board of Directors approved grants of Nonqualified Stock Options under the Wherehouse 1998 Stock Incentive Plan for a total of 339,500 shares of Common Stock. Additional grants of Non-Qualified Stock Options totaling 197,000 and 254,500 were made during Fiscal 2001 and Fiscal 2000, respectively. On April 13, 2000, the Board of Directors authorized the granting of an additional 264,500 options. As of April 25, 2001, net of forfeitures, there were 521,000 options outstanding under the Wherehouse 1998 Stock Incentive Plan. [See "Option/SAR Grants in Last Fiscal Year" below.]

FISCAL YEAR-END OPTION VALUES

     No options were exercised by any of the Named Executive Officers during Fiscal 2001. The following table sets forth certain information with respect to the Named Executive Officers of the Company concerning the number of shares covered by both exercisable and unexercisable stock options held as of January 31, 2001. None of the Named Executive Officers held any stock appreciation rights at such time. No established trading market exists for the Common Stock. As of January 31, 2001, the Company calculated the book value of each share of Common Stock to be $7.19. This book value of $7.19 per share is utilized to calculate the value of unexercised in-the-money options in the table below. The value used is not intended to represent the price at which shares of the Common Stock trade.

                         FISCAL YEAR-END OPTION VALUES

                                             NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                            UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                                             OPTIONS AT FY-END(#)            AT FY-END($)(1)
                  NAME                     EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
                  ----                     -------------------------    -------------------------
Antonio Alvarez, II......................         1,199,151/0(2)                  $0/0(2)
Hugh G. Hilton...........................                    (3)                   0/0
Larry C. Gaines..........................       20,000/30,000(4)                   0/0
Mark A. Velarde..........................            0/50,000(3)/(4)               0/0
Barbara C. Brown.........................       16,800/11,200(4)                   0/0

---------------

(1) As noted above, book value was used to calculate the value of unexercised in-the-money options. If a higher stock value were used to calculate the value of unexercised options at fiscal year-end, the value of unexercised options would be higher, as (i) more options would be "in-the-money", and (ii) each in-the-money option would have a higher value.

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

(3) In connection with the Management Services Agreement, as amended, Wherehouse issued options to purchase 993,380 shares, subject to adjustment and subsequently increased to 1,199,151 shares as described in Note 2 above, of Common Stock to A&M #3 pursuant to the Option Agreement. Both Mr. Hilton and Mr. Velarde possess a pecuniary interest in A&M #3. See Item 13 -- "Certain Relationships and Related Transactions."

(4) These ten year options vest, subject to acceleration in certain circumstances, in five equal annual installments beginning on April 7, 1999 and have an exercise price of $12.00 per share.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS                                          POTENTIAL REALIZABLE
                       ---------------------------------                                    VALUE AT ASSUMED
                         NUMBER OF      PERCENT OF TOTAL                                  ANNUAL RATES OF STOCK
                        SECURITIES        OPTIONS/SARS                                   PRICE APPRECIATION FOR
                        UNDERLYING         GRANTED TO       EXERCISE OR                      OPTION TERM(1)
                       OPTIONS/SARS       EMPLOYEES IN      BASE PRICE     EXPIRATION    -----------------------
        NAME           GRANTED(2)(3)      FISCAL YEAR        ($/SHARE)        DATE         5%($)        10%($)
        ----           -------------    ----------------    -----------    ----------    ---------    ----------
Mark A. Velarde......     50,000              25.4%           $18.00       4/13/2010      67,563       640,683

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

     The appreciation shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. As set forth in note 2 below, the option grants vest equally over a 5-year period, and the reported amounts are based on the assumption that the named persons hold the options granted for their full 10-year term. The actual value of the options will vary in accordance with the market price of the Company's Common Stock.

(2) Stock options were granted under the Wherehouse 1998 Stock Incentive Plan at exercise prices deemed not to be less than the fair market value at the time of the grant. All options described in this table were to vest in five equal annual installments on the anniversary of the grant date over a 5-year period. Vested but unexercised options expire 6 months after a termination of employment due to retirement, death or total disability; immediately upon any termination of the individual's employment "for cause"; and 30 days after a termination of employment for any other reason. Generally, upon a "Change in Control Event", each option will become immediately exercisable. A "Change in Control Event" under the Wherehouse 1998 Stock Incentive Plan generally includes (subject to certain exceptions) (i) a more than 50% change in ownership of the Company; (ii) certain changes in a majority of the Board of Directors; (iii) certain mergers or consolidations approved by the Company's stockholders; or (iv) stockholder approval of a liquidation of the Company or sale of substantially all of the Company's assets. A "Change in Control Event" could also be triggered if any new person acquires greater than 30% ownership of the Company's stock, and certain 5% owners (see Item 12 -- "Security Ownership of 5% Holders, Directors and Executive Officers" below) do not retain at least 30%.

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

DESCRIPTION OF EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     As of January 31, 2001, Antonio C. Alvarez, II serves as Chairman of the Board and Chief Executive Officer pursuant to the Management Services Agreement. Under the Management Services Agreement, A&M currently receives $600,000 annually as compensation for the services of Antonio C. Alvarez, II and the services of other personnel supplied by A&M as needed. A&M is also eligible to receive a discretionary incentive bonus for the services of certain individuals. The Management Services Agreement, as amended, now provides that it will expire on October 14, 2001, subject to further extension or earlier termination under certain conditions.

     Prior to the effective date of the Reorganization Plan, Antonio C. Alvarez, II served as a consultant to the Senior Lenders pursuant to at letter agreement dated as of October 14, 1996 between A&M, Antonio C. Alvarez, II and the Senior Lenders (the "Interim Agreement"). Pursuant to the Interim Agreement, the Senior Lenders agreed to pay A&M a consulting fee of $50,000 per month plus the hourly fees of the employees of A&M providing assistance to Antonio C. Alvarez, II in the performance of his consulting responsibilities. The Senior Lenders paid $389,452 to A&M pursuant to the Interim Agreement prior to January 31, 1997. Under the Management Services Agreement, New Wherehouse agreed to reimburse, and has reimbursed, the Senior Lenders for the amounts paid by the Senior Lenders to A&M pursuant to the Interim Agreement.

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

     Mr. Davenport is a Managing Director of Cerberus Capital Management, L.P. In 1998, the Company paid a one-time fee of $0.9 million to Cerberus Capital Management, L.P., an affiliate of Cerberus Partners, L.P., for a commitment to provide a bridge loan to finance the acquisition of Blockbuster Music in the event that permanent financing was not in place at the time of the Acquisition.

ITEM 12. SECURITY OWNERSHIP OF 5% HOLDERS, DIRECTORS AND EXECUTIVE OFFICERS

     The Common Stock is the only outstanding class of voting securities of the Company. The following table sets forth, as of April 20, 2001, the number and percentage of shares of Common Stock beneficially owned by (i) each person known to Wherehouse to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of Wherehouse, (iii) each Named Executive Officer, and (iv) all directors and executive officers of Wherehouse as a group. Unless otherwise indicated in a footnote, each person listed below possesses sole voting and investment power with respect to the shares indicated as beneficially owned by him or her, subject to community property laws where applicable. The percentage of ownership in the following table does not include the additional estimated 23,850 shares that may be issued to A&M #3 pursuant to the Stock Subscription Agreement.

                                                                                PERCENTAGE
                                                         NUMBER OF SHARES         OF ALL
                                                           BENEFICIALLY        COMMON STOCK
                         NAME                              OWNED(1)(2)        OUTSTANDING(3)
                         ----                           ------------------    --------------
Stephen Feinberg......................................      7,099,282(4)           54.2%
  450 Park Avenue, 28th Floor
  New York, New York 10022
Antonio C. Alvarez, II................................               (5)
  c/o Wherehouse Entertainment, Inc.
  19701 Hamilton Avenue
  Torrance, California 90502-1334
AND
Bryan Marsal..........................................               (6)
  c/o Alvarez & Marsal, Inc.
  599 Lexington Avenue, Suite #2700
  New York, New York 10022-4802
A&M Investment Associates #3, LLC.....................      2,278,387(7)           17.4%
  c/o Alvarez & Marsal, Inc.
  599 Lexington Avenue, Suite #2700
  New York, New York 10022-4802
A&M Investment Associates #4, LLC.....................        385,542(8)            2.9%
A&M Investment Associates #8, LLC.....................         16,000(9)              *
                                                            ---------              ----
          Total for Antonio C. Alvarez, II and Bryan
            Marsal....................................      2,679,929(5)(6)        21.0%
Robert C. Davenport...................................              0(10)             0
Jonathan Gallen.......................................        435,195(11)           3.3%
Joseph B. Smith.......................................              0                 0
Joseph J. Radecki, Jr. ...............................              0                 0
Hugh G. Hilton........................................              0(7)              0
Larry Gaines..........................................         20,000(12)             *
Mark A. Velarde.......................................         10,000(13)
Barbara C. Brown......................................         16,800(14)             *
All Directors and Executive Officers, as a group (9
  persons)............................................      3,136,324              24.1%

---------------
  *  Less than 1%.

 (1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes sole or shared voting or investment power with respect to securities. Except as otherwise noted below and subject to community property laws where applicable, each person named reportedly has sole voting and dispositive power with respect to all shares of Common Stock shown as beneficially owned by such person. On April 20, 2001, there were 11,026,421 shares of Common Stock outstanding.

 (2) The number of shares listed as beneficially owned by each named person (and the directors and executive officers as a group) includes shares of Common Stock underlying options, warrants and rights (including conversion rights) exercisable as of or within 60 days after April 20, 2001, as follows:

A&M Investment Associates #3, LLC.........................  1,199,151
  Antonio C. Alvarez, II, Bryan Marsal
Jonathan Gallen...........................................    161,666
Stephen Feinberg..........................................     72,687
Larry C. Gaines...........................................     20,000
Mark A. Velarde...........................................     10,000
Barbara C. Brown..........................................     16,800
                                                            ---------
All Directors and Executive Officers as a Group (9
  persons)................................................  1,480,304

 (3) The percent of Common Stock outstanding is based upon (i) the 11,026,421 shares of Common Stock issued and outstanding at April 20, 2001, plus (ii) the 776,000 warrants issued under the Reorganization Plan, plus (iii) the 1,199,151 shares underlying the A&M Options, plus (iv) all employee stock options that are exercisable within 60 days of April 20, 2001. In connection with the Reorganization Plan, holders of Old Wherehouse's Senior Subordinated Notes received three tranches of warrants to purchase shares of Common Stock (the "Warrants"). The Tranche A Warrants represent the right to purchase 576,000 shares of Common Stock at an exercise price of $2.38 per share and have a five year maturity. The Tranche B Warrants represent the right to purchase 100,000 shares of Common Stock at an exercise price of $9.00 per share and have a seven year maturity. The Tranche C Warrants represent the right to purchase 100,000 shares of Common Stock at an exercise price of $11.00 per share and have a seven year maturity. Each Warrant is exercisable for one share of the Common Stock.

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

 (7) A&M #3 is a Delaware limited liability company. The share total includes A&M #3 Options to purchase 1,199,151 shares of Common Stock, exercisable within 60 days of April 20, 2001. The A&M #3 Options are subject to adjustment. Pursuant to the adjustment provisions of the Option Agreement, on December 10, 1998, an interim adjustment was made as is described in
     Item 13 -- "Certain Relationships and Related Transactions" below. Mr. Hilton possesses a pecuniary interest in A&M #3. Mr. Hilton disclaims beneficial ownership of shares of Common Stock held by A&M #3, except to the extent of his pecuniary interest therein.

 (8) A&M Investment Associates #4, LLC is a Delaware limited liability Company ("A&M #4").

 (9) A&M Investment Associates #8, LLC is a Delaware limited liability Company ("A&M #8").

(10) Mr. Davenport is a managing director of Cerberus Capital Management, L.P., an affiliate of Cerberus Partners, L.P,. and may be deemed to be the beneficial owner of all of the shares of Common Stock held by Cerberus Partners, L.P. Mr. Davenport disclaims any beneficial ownership in the shares of Common Stock held by Cerberus Partners, L.P.

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

(12) Mr. Gaines has a right to acquire 20,000 shares of Common Stock pursuant to stock options exercisable as of or within 60 days after April 20, 2001 that were issued pursuant to the Wherehouse Entertainment, Inc. 1998 Stock Incentive Plan.

(13) Mr. Velarde has a right to acquire 10,000 shares of Common Stock pursuant to stock options exercisable as of or within 60 days after April 20, 2001 that were issued pursuant to the Wherehouse Entertainment, Inc. 1998 Stock Incentive plan.

(14) Ms. Brown has a right to acquire 16,800 shares of Common Stock pursuant to stock options exercisable as of or within 60 days after April 20, 2001 that were issued pursuant to the Wherehouse Entertainment, Inc. 1998 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Antonio C. Alvarez, II serves as Chairman of the Board and Chief Executive Officer pursuant to the Management Services Agreement. Under the Management Services Agreement, A&M currently receives $600,000 annually as compensation for the services of Antonio C. Alvarez, II and the services of other personnel supplied by A&M as needed. A&M is also eligible to receive a discretionary incentive bonus for the services of certain individuals. The Management Services Agreement, as amended, now provides that it will expire on October 14, 2001, subject to further extension or earlier termination under certain conditions.

     Pursuant to the Management Services Agreement and a Stock Subscription Agreement dated as of January 31, 1997 (the "Stock Subscription Agreement"), Wherehouse agreed to sell, and A&M #3 agreed to buy at a purchase price of $6,340,000 ($1,000,000 in cash from A&M #3's funds, plus a secured recourse promissory note in the principal amount of $335,000 and a secured non-recourse promissory note in the amount of $5,005,000 (collectively, the "Promissory Notes")) 1,100,000 shares of the Common Stock (the "A&M Shares") (subject to adjustment upward or downward to represent 10% of the sum of (i) the shares of Common Stock ultimately issued under the Reorganization Plan plus (ii) the number of shares of Common Stock issued to A&M #3). The Management Services Agreement provides that the number of A&M Shares are to be adjusted periodically, as practicable, based on the shares issued under the Reorganization Plan. An interim adjustment was made on December 10, 1998 to reflect the issuance of shares under the Reorganization Plan based on the resolution of claims as of September 30, 1998. Based on this interim adjustment, the number of A&M Shares was reduced to 1,079,236. The Company estimates that approximately 23,850 additional A&M Shares will be issued in the future based on the adjustment formula. The Promissory Notes bear interest at 7% per annum during the first four years and 11% per annum during the fifth through seventh years, mature on January 31, 2004 and have no scheduled interest or principal amortization until their maturity date. The Promissory Notes are secured by a first-priority pledge of the A&M Shares pursuant to a Stock Pledge Agreement dated as of January 31, 1997.

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

     Wherehouse also granted certain registration rights to A&M #3 with respect to the A&M Shares pursuant to a Registration Rights Agreement dated as of January 31, 1997 (the "A&M Registration Rights Agreement"). Under the A&M Registration Rights Agreement, A&M #3 has the right to make one demand registration and two piggyback registrations in respect of the A&M Shares and shares subject to the A&M #3 Options.

     Jefferies & Company, Inc., of which Mr. Radecki was an Executive Vice President and Director of Financial Restructurings, served as the financial consultant to Old Wherehouse in the Bankruptcy Case, and, prior to Mr. Radecki leaving Jefferies & Company, Inc., it also served as financial advisor to New Wherehouse. Mr. Radecki is currently Managing Director of CIBC Oppenheimer Corp., an investment bank. CIBC Oppenheimer Corp. acted as a financial advisor to the Company during 1998 with respect to the Acquisition of Blockbuster Music, and, pursuant to an engagement letter dated September 22, 1998, received a fee of $600,000, plus expenses, upon completion of the Acquisition.

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

     Madeleine LLC, a Delaware limited liability company ("Madeleine"), has entered into a participation agreement with Congress Financial Corporation (Western), pursuant to which Madeleine has agreed to purchase a 100% undivided interest in all of Congress Financial Corporation (Western)'s right, title and interest in and to any Tranche B loans under the Congress Facility. On October 26, 1998, Madeleine received $100,000 of the closing fee for the Congress Facility. Madeleine will receive up to $100,000 annually from Congress Financial Corporation (Western) as its portion of the annual commitment fee and unused line fee for Tranche B. Stephen Feinberg is the managing member of Madeleine and the general partner of Cerberus Partners, L.P.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial statements and financial statement schedule

     Financial statements are submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1.

     All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b) Current Reports on Form 8-K.

     None

(c) Exhibits

     The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

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

    10.26    Wherehouse Entertainment, Inc. 1998 Stock Incentive Plan.
             (Incorporated by reference to Appendix A of the Company's definitive proxy statement dated September 25, 1998.)
             (Incorporated by reference to Exhibit 10.26 of New
             Wherehouse's Annual Report on Form 10-K dated May 17, 1999.)
    10.27    First Amendment to the Amended and Restated Loan and
             Security Agreement dated as of November 30, 1998 between New
             Wherehouse and its subsidiaries and Congress Financial
             Corporation (Western). (Incorporated by reference to Exhibit
             10.27 of New Wherehouse's Annual Report on Form 10-K dated
             May 17, 1999.)
    10.28    Extension and Third Amendment to Management Services
             Agreement dated as of May 13, 1999 among Wherehouse, Alvarez
             & Marsal, Inc., Antonio C. Alvarez II and A&M #3.
             (Incorporated by reference to Exhibit 10.28 of New
             Wherehouse's Annual Report on Form 10-K dated May 17, 1999.)
    10.29    Second Amendment to the Amended and Restated Loan and
             Security Agreement dated as of May 14, 1999 between
             Wherehouse and its subsidiaries and Congress Financial
             Corporation (Western). (Incorporated by reference to Exhibit
             10.29 of New Wherehouse's Annual Report on Form 10-K dated
             May 17, 1999.)
    10.30    Third Amendment to the Amended and Restated Loan and
             Security Agreement dated as of August 31, 1999 between
             Wherehouse and its subsidiaries and Congress Financial
             Corporation (Western). (Incorporated by reference to Exhibit
             10.1 of New Wherehouse's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.)
    10.31    Fourth Amendment to the Amended and Restated Loan and
             Security Agreement dated as of August 31, 1999 between
             Wherehouse and its subsidiaries and Congress Financial
             Corporation (Western). (Incorporated by reference to Exhibit
             10.1 of New Wherehouse's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.)
    10.32 Fourth Amendment to Management Services Agreement dated as of April 13, 1999 among Wherehouse, Alvarez & Marsal, Inc.,
             Antonio C. Alvarez II and A&M #3. (Incorporated by reference to Exhibit 10.32 of New Wherehouse's Annual Report on Form
             10-K dated May 1, 2000.)
    10.33 Contribution Agreement dated as of November 16, 1999, between CheckOut.com, LLC and Wherehouse. (Incorporated by reference to Exhibit 10.33 of New Wherehouse's Annual Report on Form 10-K dated May 1, 2000.)
    10.34    Fifth Amendment to the Amended and Restated Loan and
             Security Agreement dated as of December 6, 2000 between
             Wherehouse and its subsidiaries and Congress Financial
             Corporation (Western). (Incorporated by reference to Exhibit
             10.1 of New Wherehouse's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000.)
    10.35*   Fifth Amendment to Management Services Agreement dated as of
             June 30, 2000 among Wherehouse, Alvarez & Marsal, Inc.,
             Antonio C. Alvarez II and A&M #3.
    10.36*   Amended and Restated Fifth Amendment to the Amended and
             Restated Loan and Security Agreement dated as of January 10,
             2001 between Wherehouse and its subsidiaries and Congress
             Financial Corporation (Western).

---------------

 * Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 2001                      WHEREHOUSE ENTERTAINMENT, INC.

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

             /s/ ANTONIO C. ALVAREZ, II                     Chairman of the Board,       April 26, 2001
-----------------------------------------------------      Chief Executive Officer
               Antonio C. Alvarez, II

                 /s/ MARK A. VELARDE                      Executive Vice President,      April 26, 2001
-----------------------------------------------------      Chief Financial Officer
                   Mark A. Velarde

                  /s/ MEHDI MAHDAVI                       Vice President, Controller     April 26, 2001
-----------------------------------------------------       (Principal Accounting
                    Mehdi Mahdavi                                  Officer)

               /s/ ROBERT C. DAVENPORT                             Director              April 26, 2001
-----------------------------------------------------
                 Robert C. Davenport

                 /s/ JONATHAN GALLEN                               Director              April 26, 2001
-----------------------------------------------------
                   Jonathan Gallen

                /s/ JOSEPH J. RADECKI                              Director              April 26, 2001
-----------------------------------------------------
                  Joseph J. Radecki

                 /s/ JOSEPH B. SMITH                               Director              April 26, 2001
-----------------------------------------------------
                   Joseph B. Smith

                         WHEREHOUSE ENTERTAINMENT, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report -- Deloitte & Touche LLP.......  F-2
Financial Statements:
  Consolidated Balance Sheets at January 31, 2001 and
     2000...................................................  F-3
  Consolidated Statements of Operations for the years ended
     January 31, 2001, 2000 and 1999........................  F-4
  Consolidated Statements of Changes in Shareholders' Equity
     for the years ended January 31, 2001, 2000 and 1999....  F-5
  Consolidated Statements of Cash Flows for the years ended
     January 31, 2001, 2000 and 1999........................  F-6
Notes to Consolidated Financial Statements..................  F-7

     All schedules have been omitted because they are not required under the related instructions, are inapplicable or because the required information is included elsewhere in the consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Wherehouse Entertainment, Inc.:

     We have audited the accompanying consolidated balance sheets of Wherehouse Entertainment, Inc. and subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wherehouse Entertainment, Inc. and subsidiaries at January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California
April 26, 2001

                         WHEREHOUSE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      JANUARY 31,
                                                              ----------------------------
                                                                  2001            2000
                                                              ------------    ------------
Current assets (Note 6):
  Cash and cash equivalents.................................  $  2,457,000    $  4,531,000
  Receivables, net..........................................     1,343,000       7,794,000
  Inventories, net..........................................   197,147,000     247,800,000
  Income taxes receivable...................................     9,825,000       2,348,000
  Other current assets......................................     2,401,000       2,306,000
  Deferred taxes (Note 7)...................................     5,983,000      15,932,000
                                                              ------------    ------------
     Total current assets...................................   219,156,000     280,711,000
  Property, equipment and improvements, net (Notes 4 and
     6).....................................................    67,132,000      82,250,000
  Deferred taxes (Note 7)...................................    19,886,000      10,573,000
  Intangible assets, net (Notes 1, 2, 3 and 6)..............    34,510,000      38,075,000
  Other assets, net.........................................     1,007,000       2,074,000
                                                              ------------    ------------
          Total assets......................................  $341,691,000    $413,683,000
                                                              ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and bank overdraft.......................  $129,042,000    $177,158,000
  Accrued expenses (Note 5).................................    31,675,000      30,067,000
  Sales taxes payable.......................................     3,793,000       4,015,000
  Store closure reserve -- Acquired stores (Note 1).........     7,539,000       9,746,000
  Store closure reserve -- Existing stores (Note 1).........       882,000       1,446,000
  Reorganization liabilities (Note 2).......................     1,242,000       1,567,000
  Current portion of long-term debt (Note 2)................     3,836,000          58,000
  Current portion of leases in excess of fair market value
     (Note 1)...............................................     3,270,000       3,278,000
  Current portion of capital lease obligations (Notes 4 and
     9).....................................................     6,090,000       5,633,000
                                                              ------------    ------------
     Total current liabilities..............................   187,369,000     232,968,000
  Line of credit (Note 6)...................................    35,123,000      31,983,000
  Long-term debt (Note 2)...................................       224,000       4,060,000
  Capital lease obligations (Notes 4 and 9).................    16,293,000      21,770,000
  Leases in excess of fair market value (Note 1)............    18,195,000      21,463,000
  Deferred rent and other long-term liabilities (Note 3)....     5,181,000       5,168,000
                                                              ------------    ------------
          Total liabilities.................................   262,385,000     317,412,000
                                                              ------------    ------------
Commitments and contingencies (Notes 9 and 10)
Shareholders' equity (Note 10):
  Preferred stock
  Common stock..............................................       110,000         108,000
  Additional paid-in-capital................................    94,453,000      89,400,000
  Retained earnings (deficit)...............................    (8,084,000)     13,562,000
  Treasury stock............................................      (338,000)       (338,000)
  Notes receivable..........................................    (6,835,000)     (6,461,000)
                                                              ------------    ------------
          Total shareholders' equity........................    79,306,000      96,271,000
                                                              ------------    ------------
          Total liabilities and shareholders' equity........  $341,691,000    $413,683,000
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED JANUARY 31,
                                                   --------------------------------------------
                                                       2001            2000            1999
                                                   ------------    ------------    ------------
Sale merchandise revenue.........................  $700,614,000    $756,055,000    $464,475,000
Rental revenue, net..............................     5,797,000       9,836,000      15,984,000
                                                   ------------    ------------    ------------
     Total revenues..............................   706,411,000     765,891,000     480,459,000
Cost of sale merchandise revenue.................   457,775,000     495,596,000     309,687,000
                                                   ------------    ------------    ------------
     Gross profit................................   248,636,000     270,295,000     170,772,000
Selling, general and administrative expenses.....   219,465,000     237,749,000     140,135,000
System integration costs (Note 1)................                                       827,000
Store closure costs -- Existing stores (Note
  1).............................................                                     2,869,000
Year 2000 remediation costs (Note 12)............                       176,000       1,842,000
Other costs (Note 4).............................     2,335,000         153,000
Depreciation and amortization....................    31,101,000      25,506,000      11,769,000
                                                   ------------    ------------    ------------
  Income (loss) from operations..................    (4,265,000)      6,711,000      13,330,000
Interest expense.................................     8,563,000       7,796,000       3,503,000
Interest income..................................      (414,000)       (526,000)     (2,258,000)
Loss on investment in joint venture (Note 1).....    20,594,000
                                                   ------------    ------------    ------------
  Income (loss) before income taxes..............   (33,008,000)       (559,000)     12,085,000
Provision (benefit) for income taxes.............   (11,362,000)        637,000       5,029,000
                                                   ------------    ------------    ------------
  Net income (loss)..............................  $(21,646,000)   $ (1,196,000)   $  7,056,000
                                                   ============    ============    ============

Net income (loss) per common share (Note 8):
  Basic..........................................  $      (1.97)   $      (0.11)   $       0.66
                                                   ============    ============    ============
  Diluted........................................  $      (1.97)   $      (0.11)   $       0.61
                                                   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 COMMON STOCK        ADDITIONAL      RETAINED
                             ---------------------     PAID-IN       EARNINGS     TREASURY       NOTES
                               SHARES      AMOUNT      CAPITAL      (DEFICIT)       STOCK     RECEIVABLE       TOTAL
                             ----------   --------   -----------   ------------   ---------   -----------   ------------
Balance, January 31,
  1998.....................  10,619,201   $106,000   $89,377,000   $  7,702,000               $(5,713,000)  $ 91,472,000
Adjustment of common stock
  (Note 10)................     (20,764)
Issuance of common stock...     125,628      1,000        (1,000)
Exercise of warrants.......       5,645      1,000        24,000                                                  25,000
Interest on notes
  receivable...............                                                                      (375,000)      (375,000)
Net income.................                                           7,056,000                                7,056,000
                             ----------   --------   -----------   ------------   ---------   -----------   ------------
Balance, January 31,
  1999.....................  10,729,710    108,000    89,400,000     14,758,000                (6,088,000)    98,178,000
Issuance of common stock...      31,096
Purchase of treasury
  stock....................                                                       $(338,000)                    (338,000)
Interest on notes
  receivable...............                                                                      (373,000)      (373,000)
Net loss...................                                          (1,196,000)                              (1,196,000)
                             ----------   --------   -----------   ------------   ---------   -----------   ------------
Balance, January 31,
  2000.....................  10,760,806    108,000    89,400,000     13,562,000    (338,000)   (6,461,000)    96,271,000
Issuance of common stock...     265,615      2,000     4,998,000                                               5,000,000
Interest on notes
  receivable...............                                                                      (374,000)      (374,000)
Stock option
  compensation.............                               55,000                                                  55,000
Net loss...................                                         (21,646,000)                             (21,646,000)
                             ----------   --------   -----------   ------------   ---------   -----------   ------------
Balance, January 31,
  2001.....................  11,026,421   $110,000   $94,453,000   $ (8,084,000)  $(338,000)  $(6,835,000)  $ 79,306,000
                             ==========   ========   ===========   ============   =========   ===========   ============

          See accompanying notes to consolidated financial statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED JANUARY 31,
                                                            ---------------------------------------------
                                                                2001            2000            1999
                                                            ------------    ------------    -------------
OPERATING ACTIVITIES:
Net income (loss).........................................  $(21,646,000)   $ (1,196,000)   $   7,056,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization...........................    31,101,000      25,506,000       11,769,000
  Other costs.............................................     2,335,000         153,000
  Store closure reserves -- existing stores...............                                      2,869,000
  Rental amortization included in rental revenue, net.....     3,624,000       5,435,000       11,190,000
  Book value of rental inventory dispositions, included in
    rental revenue, net...................................       682,000         949,000        2,044,000
  Loss on investment in joint venture.....................    20,594,000
  Stock option compensation...............................        55,000
  Interest on notes receivable............................      (374,000)       (373,000)        (375,000)
  Deferred taxes..........................................       636,000         432,000       (2,327,000)
  Changes in operating assets and liabilities:
    Receivables, net......................................     6,451,000      (1,518,000)      (3,911,000)
    Inventories, net......................................    50,065,000     (28,029,000)      21,742,000
    Other current assets..................................      (105,000)        501,000          181,000
    Accounts payable, accrued expenses and other
      liabilities.........................................   (47,640,000)     56,909,000       19,905,000
    Income taxes receivable/payable.......................    (7,477,000)     (6,955,000)      (1,705,000)
    Rental inventory purchases............................    (3,718,000)     (6,105,000)     (11,502,000)
    Other long-term liabilities...........................        13,000      (1,373,000)         617,000
    Store closure reserve -- Existing stores..............      (564,000)       (767,000)        (276,000)
    Store closure and leases in excess of FMV reserves --
      Acquired stores.....................................    (5,483,000)    (10,120,000)      (2,295,000)
                                                            ------------    ------------    -------------
      Net cash provided by operating activities...........    28,549,000      33,449,000       54,982,000
                                                            ------------    ------------    -------------
INVESTING ACTIVITIES:
Purchase of property, equipment and improvements..........   (13,267,000)    (30,617,000)     (11,241,000)
Investment in joint venture...............................   (19,033,000)
Decrease (Increase) in other assets.......................       496,000        (229,000)        (908,000)
Purchase of Blockbuster Music, net of cash acquired.......                                   (116,535,000)
                                                            ------------    ------------    -------------
      Net cash used in investing activities...............   (31,804,000)    (30,846,000)    (128,684,000)
                                                            ------------    ------------    -------------
FINANCING ACTIVITIES:
Net borrowings under line of credit.......................     3,140,000      (5,366,000)      37,349,000
Payments on capital lease obligations and long-term
  debt....................................................    (6,634,000)     (6,835,000)      (1,237,000)
Exercise of warrants......................................                                         25,000
Purchase of treasury stock................................                      (338,000)
Proceeds from sale of common stock........................     5,000,000
Settlement of pre-petition claims.........................      (325,000)       (542,000)      (2,146,000)
                                                            ------------    ------------    -------------
      Net cash provided by (used in) financing
         activities.......................................     1,181,000     (13,081,000)      33,991,000
                                                            ------------    ------------    -------------
Net decrease in cash and cash equivalents.................    (2,074,000)    (10,478,000)     (39,711,000)
Cash and cash equivalents, beginning of year..............     4,531,000      15,009,000       54,720,000
                                                            ------------    ------------    -------------
Cash and cash equivalents, end of year....................  $  2,457,000    $  4,531,000    $  15,009,000
                                                            ============    ============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
  Interest................................................  $  7,921,000    $  6,815,000    $   2,760,000
  Income taxes, net.......................................  $ (4,824,000)   $  7,465,000    $   9,089,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
    The Company incurred capital lease obligations of $1,556,000, $6,518,000 and $1,863,000 for the purchase of certain equipment during the years ended January 31, 2001, 2000 and 1999, respectively.
    During 1999, the Company accrued $775,000 of deferred financing costs incurred in connection with the Revolving Credit Facility (See Note 6).

          See accompanying notes to consolidated financial statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION AND ACQUISITION

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Wherehouse Entertainment, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Wherehouse Entertainment, Inc. and all of its subsidiaries are collectively referred to as the Company.

ACQUISITION

     On October 26, 1998, pursuant to a Stock Purchase Agreement dated as of August 10, 1998 (the "Purchase Agreement"), the Company acquired (the "Acquisition") from Viacom International Inc. ("Seller") all of the capital stock of certain retail music subsidiaries of the Seller (the "Acquired Business"). The Acquired Business operated under the name "Blockbuster Music" and is referred to as "Blockbuster Music". The Acquired Business consisted of 378 Blockbuster Music stores in 33 states. In June 1999, the Company completed the systems integration of the Acquired Stores, and all of the Acquired Stores are currently operating under the "Wherehouse Music" name. The initial purchase price was subject to a purchase price adjustment mechanism based on working capital as set forth in the Purchase Agreement.

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

     Upon the consummation of the Acquisition, the Company's senior management began formulating its plan to close certain stores which, due to the Acquisition, competed in the same trade areas as other stores (the "Store Closure Plan"). The Store Closure Plan, which was finalized during January 1999, anticipated the closing of 70 stores (51 Acquired Stores and 19 existing Wherehouse stores) located in 17 states. The Company has closed 63 of these stores (45 Acquired Stores and 18 existing Wherehouse stores) as of January 31, 2001. The Company is negotiating with landlords to terminate the leases on the remaining 7 stores.

                         WHEREHOUSE ENTERTAINMENT, INC.

     During Fiscal 1999, the Company recorded accruals in the purchase price allocation for store closure reserve -- Acquired Stores and leases in excess of fair market value. The following is a rollforward of the activity of these reserves:

                         BALANCE                    BALANCE                                  BALANCE                    BALANCE
                          AS OF       CHARGES        AS OF        CHARGES                     AS OF       CHARGES        AS OF
                       OCTOBER 26,    AGAINST     JANUARY 31,     AGAINST     ADJUSTMENT   JANUARY 31,    AGAINST     JANUARY 31,
                          1998        RESERVES       1999        RESERVES        (2)          2000        RESERVES       2001
                       -----------   ----------   -----------   -----------   ----------   -----------   ----------   -----------
Store closure
  reserve -- Acquired
  stores(1)..........  $24,126,000   $1,514,000   $22,612,000   $ 8,782,000   $4,084,000   $ 9,746,000   $2,207,000   $ 7,539,000
Leases in excess of
  fair market
  value..............   29,981,000      781,000    29,200,000     3,029,000    1,430,000    24,741,000    3,276,000    21,465,000
                       -----------   ----------   -----------   -----------   ----------   -----------   ----------   -----------
        Total........  $54,107,000   $2,295,000   $51,812,000   $11,811,000   $5,514,000   $34,487,000   $5,483,000   $29,004,000
                       ===========   ==========   ===========   ===========   ==========   ===========   ==========   ===========

---------------
(1) Consists substantially of lease termination costs.

(2) Adjustments relate primarily to the finalization of certain lease settlement costs.

     During Fiscal 1999, the Company recorded accruals related to the planned closing of 19 existing Wherehouse stores. The following is a rollforward of the activity of the store closure reserve -- existing stores:

Balance at October 26, 1998(1)...........................  $2,869,000
Charges against reserve..................................     276,000
                                                           ----------
Balance at January 31, 1999..............................   2,593,000
Charges against reserve..................................   1,147,000
                                                           ----------
Balance at January 31, 2000..............................   1,446,000
Charges against reserve..................................     564,000
                                                           ----------
Balance at January 31, 2001..............................  $  882,000
                                                           ==========

---------------
(1) Consists substantially of lease termination costs.

     The following unaudited pro forma financial information for the Company gives effect to certain adjustments, including depreciation expense, amortization of goodwill, corporate overhead allocations, interest expense and the related income tax effect of the foregoing adjustments as if the Acquisition had occurred at February 1, 1998:

                                                          YEAR ENDED
                                                         JANUARY 31,
                                                             1999
                                                         ------------
Net revenues...........................................  $857,504,000
Net loss...............................................  $(14,234,000)
Basic and diluted net loss per share...................  $      (1.33)

     The unaudited pro forma results have been prepared for comparative purposes only and do not purport to represent what the Company's actual results of operations would have been had the Acquisition occurred as of the beginning of the period presented and are not intended to be a projection of future results or trends.

     In connection with the integration of the Acquired Business, the Company incurred consulting and systems integration costs of $827,000 during 1999. These amounts are included in system integration costs in the accompanying consolidated statement of operations.

E-COMMERCE

     In response to the growth in electronic commerce for prerecorded music and video product, the Company launched its own Internet commerce site, "Wherehousemusic.com," on May 10, 1999. In November of 1999, the Company agreed to enter into an equity investment and strategic partnership agreement (the "Agree-

                         WHEREHOUSE ENTERTAINMENT, INC.

ment") with CheckOut.com, LLC ("CheckOut.com"), an Internet content provider and e-commerce retailer of music, movies and games. This Agreement was finalized on February 16, 2000. In exchange for a 49% interest in CheckOut.com, the Company contributed $9.8 million in February of 2000. In addition, commencing March 2000, $1.568 million per month was contributed for a total investment of approximately $20.0 million. Under the terms of the Agreement, CheckOut.com was the exclusive Internet website partner for music, movies and games for Wherehouse Music. As a result, the Company merged the operation of its own Internet website, Wherehousemusic.com, with that of CheckOut.com. CheckOut.com was integrated into all of the Company's marketing and advertising associated with the Company's stores nationwide. As a part of the CheckOut.com transaction, the Company sold 250,000 shares of its common stock to affiliates of its partner in CheckOut.com for $5.0 million in cash. In addition, during the year ended January 31, 2000 the Company loaned CheckOut.com $5.0 million which is included in accounts receivable in the accompanying balance sheet at January 31, 2000. The loan was paid by CheckOut.com in Fiscal 2001.

     Subsequent to February 2000, CheckOut.com experienced significant operating losses and ceased operations of its Internet site in February 2001. For the year ended January 31, 2001, the $20.6 million loss on investment in joint venture includes $11.1 million representing the Company's share in the joint venture's operating losses and $9.5 million representing a loss due to the impairment in value of the remaining investment.

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

     Several state and local taxing authorities received promissory notes for their claims, due generally six years after the tax assessment date together with interest at 5%. The promissory notes, which amounted to $3,812,000 and $3,846,000 at January 31, 2001 and 2000, respectively, are included in long-term debt and current portion of long-term debt in the accompanying consolidated balance sheets.

 3. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     The Company is a national specialty retailer of pre-recorded music, video and other entertainment-related products. Certain of the Company's stores offer video and other products for rental. At January 31,

                         WHEREHOUSE ENTERTAINMENT, INC.

2001, the Company operated 497 stores in 28 states. The Company is supported by centralized corporate services and the stores have similar economic characteristics, products, customers and retail distribution methods, and as such are reported as a single segment.

FISCAL YEAR

     The Company's fiscal year ends on January 31. References made to 2001, 2000, and 1999 are to the fiscal years ended January 31, 2001, 2000 and 1999, respectively.

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

FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of the Revolving Credit Facility is $35,123,000 based on debt with similar terms.

CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. It is the Company's practice to place its cash equivalents in high quality securities with a financial institution.

INVENTORY

     Wherehouse carries inventory at the lower of cost or market using the last-in, first-out (LIFO) method. Inventory consists primarily of resaleable pre-recorded music, videocassettes, DVDs, video games and other products. At January 31, 2001 and 2000, inventory valued using LIFO is $1,977,000 and $3,110,000, respectively, less than the value of the inventory if valued using the first-in, first-out method.

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

                         WHEREHOUSE ENTERTAINMENT, INC.

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

INTANGIBLE ASSETS

     Goodwill of $29,361,000, resulting from the Acquisition (see Note 1), is being amortized on a straight-line basis over 15 years. Accumulated amortization was $4,423,000 and $2,453,000 at January 31, 2001 and 2000, respectively.
Reorganization value in excess of amounts allocable to identifiable assets resulting from the Reorganization (see Note 2) is being amortized on a straight-line basis over a period of 10 years.

     Reorganization goodwill consisted of the following at January 31, 2001 and January 31, 2000:

                                               2001           2000
                                            -----------    -----------
Original value............................  $15,953,000    $15,953,000
Accumulated amortization..................   (6,381,000)    (4,786,000)
                                            -----------    -----------
Net.......................................  $ 9,572,000    $11,167,000
                                            ===========    ===========

DEFERRED FINANCING COSTS

     In connection with the Acquisition, the Company incurred $1,263,000 of costs related to the Revolving Credit Facility (see Note 6). Such costs are being amortized on a basis that approximates the interest method over the term of the related debt. Accumulated amortization at January 31, 2001 and 2000 was $955,000 and $534,000, respectively.

DEFERRED RENT

     The Company recognizes rent expense on a straight-line basis over the life of the leases. At January 31, 2001 and 2000, deferred rent of $3,181,000 and $3,062,000, respectively, is included in the accompanying consolidated balance sheets.

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

                         WHEREHOUSE ENTERTAINMENT, INC.

EARNINGS PER SHARE

     Basic net income per share is based on the weighted average number of shares of common stock outstanding. Diluted net income per share is based on the weighted average number of shares of common stock outstanding and dilutive potential common shares from stock options and warrants (using the treasury stock method).

STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), which requires compensation expense for stock options to be recognized when the market price of the underlying security exceeds the exercise price on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," permits companies to apply the principles of APB 25 and to additionally provide pro forma disclosures of net income and earnings per share as if the fair value method, as defined in SFAS No. 123, had been applied.

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

NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities and will be effective for the Company's fiscal year ending January 31, 2002. The Company does not believe that the adoption of SFAS No. 133, as amended, will have a material impact on its results of operations or financial position.

 4. PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements consist of the following at January 31, 2001 and 2000:

                                                      2001            2000
                                                  ------------    ------------
Land............................................  $    141,000    $    141,000
Buildings and improvements......................       131,000         131,000
Leasehold improvements..........................    24,047,000      20,490,000
Store and office fixtures and equipment.........    47,599,000      43,879,000
Data processing equipment and software..........    25,776,000      23,944,000
Capital leases..................................    29,391,000      27,836,000
                                                  ------------    ------------
                                                   127,085,000     116,421,000
Less accumulated depreciation and
  amortization..................................    59,953,000      34,171,000
                                                  ------------    ------------
Property and equipment, net.....................  $ 67,132,000    $ 82,250,000
                                                  ============    ============

     Accumulated amortization related to capital lease assets amounted to $12,072,000 and $5,818,000 at January 31, 2001 and 2000, respectively.

                         WHEREHOUSE ENTERTAINMENT, INC.

     Other costs of $2,335,000 during the year ended January 31, 2001, include $931,000 related to the write-off of system development costs for computer software no longer utilized by the Company and $1,404,000 related principally to additional store closure expenses of which $848,000 has been paid and $556,000 is expected to be paid during Fiscal 2002.

 5. ACCRUED EXPENSES

     Accrued expenses consists of the following at January 31, 2001 and 2000:

                                                       2001           2000
                                                    -----------    -----------
Gift certificate and credit slips liability.......  $18,552,000    $14,804,000
Payroll and related costs.........................    7,488,000      9,000,000
Accrued property taxes............................    1,844,000      2,420,000
Other.............................................    3,791,000      3,843,000
                                                    -----------    -----------
                                                    $31,675,000    $30,067,000
                                                    ===========    ===========

 6. REVOLVING CREDIT FACILITY

     The Company maintains a financing agreement (the "Facility") with a financial institution which provides for a revolving credit line of up to $165,000,000, including a letter of credit subfacility of $10,000,000, expiring on October 31, 2003, with a year to year renewal thereafter. The revolving line of credit under the Facility is divided into two tranches, Tranche A and Tranche
B. The Company may borrow up to $155,000,000 under Tranche A. Tranche A loans bear interest at the prime rate (9.5% at January 31, 2001) plus 0.5%, or at the Company's election, an adjusted Eurodollar rate (5.805% at January 31, 2001) plus 1.75%. The Company's ability to make Tranche A borrowings is subject to borrowing base limitations based upon, among other things, the value of certain eligible merchandise inventory. If there is no availability under the Tranche A line, the Company may borrow up to $10,000,000 under the Tranche B line. Tranche B loans bear interest (i) on the first $5,000,000, at the prime rate plus 3.75% or an adjusted Eurodollar rate plus 5.0%, and (ii) on the next $5,000,000, at the prime rate plus 4.75% or an adjusted Eurodollar rate plus 6.0%. In addition, the Company pays an unused line fee of 0.375% per annum calculated upon the amount by which $120,000,000 exceeds the average daily principal balance of the outstanding Tranche A loans and letters of credit outstanding during the immediately preceding month, along with 0.5% per annum calculated upon the amount by which $10,000,000 exceeds the average daily principal balance of the outstanding Tranche B loans. As of January 31, 2001, there was an outstanding loan balance of $35,123,000 and there were no outstanding letters of credit.

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

     On December 6, 2000, the Company amended the Facility to include used merchandise held for retail sale in the determination of the amount of revolving loans available to the Company and, effective October 26, 2001, eliminated the $10.0 million Tranche B loan facility, which the Company has never utilized. On January 10, 2001, the Facility was amended and restated to, among other things, delete the provision

                         WHEREHOUSE ENTERTAINMENT, INC.

excluding the inclusion of Eligible Used Inventory from the calculation of Excess Availability under the Adjusted Net Worth test as such terms are defined.

 7. INCOME TAXES

     The provision (benefit) for income taxes is summarized as follows:

                                                       YEAR ENDED JANUARY 31,
                                               ---------------------------------------
                                                   2001          2000         1999
                                               ------------    --------    -----------
Current:
  Federal....................................  $(12,350,000)   $ 45,000    $ 5,667,000
  State......................................       352,000     160,000      1,689,000
                                               ------------    --------    -----------
          Total current......................   (11,998,000)    205,000      7,356,000
                                               ------------    --------    -----------
Deferred:
  Federal....................................     1,998,000     459,000     (1,668,000)
  State......................................    (1,362,000)    (27,000)      (659,000)
                                               ------------    --------    -----------
          Total deferred.....................       636,000     432,000     (2,327,000)
                                               ------------    --------    -----------
          Total..............................  $(11,362,000)   $637,000    $ 5,029,000
                                               ============    ========    ===========

     A reconciliation of the difference between the federal statutory tax rate and the effective tax rate is summarized as follows:

                                                              YEAR ENDED JANUARY 31,
                                                              ----------------------
                                                              2001     2000     1999
                                                              -----    -----    ----
Statutory tax rate..........................................  (35.0)%  (35.0)%  35.0%
Non-deductible goodwill amortization........................    2.1    123.0     1.4
Other permanent tax differences.............................    0.5     11.0    (0.6)
State taxes, net of federal benefit.........................   (2.0)    14.9     5.8
                                                              -----    -----    ----
                                                              (34.4)%  113.9%   41.6%
                                                              =====    =====    ====

                         WHEREHOUSE ENTERTAINMENT, INC.

     The components of net deferred income taxes at January 31, 2001 and 2000 are as follows:

                                                               2001           2000
                                                            -----------    -----------
Net current deferred income tax assets (liabilities):
  Merchandise inventory...................................  $(1,095,000)   $ 8,431,000
  Losses from equity investment...........................    3,723,000
  Other accrued liabilities...............................      679,000      2,742,000
  Other...................................................   (1,434,000)    (1,699,000)
  Business Acquisition....................................    4,110,000      6,458,000
                                                            -----------    -----------
          Total current...................................    5,983,000     15,932,000
                                                            -----------    -----------
Net long-term deferred income tax assets (liabilities):
  Reorganization value....................................    1,854,000      1,500,000
  Deferred rent...........................................    1,279,000      1,239,000
  Property, equipment and improvements....................    5,422,000     (1,202,000)
  Business acquisition....................................    5,890,000      9,036,000
  Net operating loss......................................    5,441,000
                                                            -----------    -----------
          Total long-term.................................   19,886,000     10,573,000
                                                            -----------    -----------
          Total net deferred tax assets...................  $25,869,000    $26,505,000
                                                            ===========    ===========

     The Company is currently undergoing an audit by the Internal Revenue Service for Fiscal 1998. Management believes that it has made adequate provision in the accompanying consolidated financial statements for this audit and required adjustments, if any, would not have a significant impact on the consolidated financial statements included.

     The Company has approximately $9.0 million of federal net operating losses which can be carried forward to offset future federal taxable income. The ability to use these loss carryforwards will expire in Fiscal 2022. The Company has various state net operating losses that can be carried forward to offset future state taxable income. The ability to use these state loss carryforwards will begin to expire at various times depending upon specific state law.

                         WHEREHOUSE ENTERTAINMENT, INC.

 8. EARNINGS PER SHARE

     The following table is a reconciliation of the basic and diluted earnings per share computations:

                                                               YEAR ENDED JANUARY 31,
                                                     ------------------------------------------
                                                         2001           2000           1999
                                                     ------------    -----------    -----------
Basic EPS Computation:
  Numerator........................................  $(21,646,000)   $(1,196,000)   $ 7,056,000
  Denominator:
     Weighted average common shares outstanding....    10,989,000     10,750,000     10,690,000
                                                     ------------    -----------    -----------
Basic EPS..........................................  $      (1.97)   $     (0.11)   $      0.66
                                                     ============    ===========    ===========
Diluted EPS Computation:
  Numerator........................................  $(21,646,000)   $(1,196,000)   $ 7,056,000
  Denominator:
     Weighted average common shares outstanding....    10,989,000     10,750,000     10,690,000
     Incremental shares from assumed exercise of
       warrants....................................             0              0        537,000
     Incremental shares from assumed exercise of
       options.....................................             0              0        325,000
                                                     ------------    -----------    -----------
          Total shares.............................    10,989,000     10,750,000     11,552,000
                                                     ------------    -----------    -----------
Diluted EPS........................................  $      (1.97)   $     (0.11)   $      0.61
                                                     ============    ===========    ===========

     Options and warrants were not included in the computation of diluted earnings per share during the years ended January 31, 2001 and 2000 because there was a net loss and therefore, all options and warrants would be antidilutive. Options to purchase 86,000 shares of common stock outstanding during January 31, 1999 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

 9. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases all of its retail stores and other facilities under non-cancelable lease agreements that expire on various dates and provide for renewal options. Certain of these leases have scheduled rent increases or require rent escalations based on the consumer price index and/or provide for payment of the real estate taxes and additional rents based on a percentage of sales. Leases related to certain stores acquired (see Note 1) are reflected as capital leases in the accompanying consolidated balance sheet at January 31, 2001 and 2000. In addition, the Company leases certain equipment under capital lease agreements.

                         WHEREHOUSE ENTERTAINMENT, INC.

     Future minimum annual lease payments under operating and capital leases at January 31, 2001 are payable as follows:

                       YEAR ENDED
                       JANUARY 31,                          OPERATING        CAPITAL
                       -----------                         ------------    -----------
2002.....................................................  $ 56,515,000    $ 7,408,000
2003.....................................................    48,475,000      5,675,000
2004.....................................................    42,609,000      3,725,000
2005.....................................................    30,277,000      3,260,000
2006.....................................................    17,476,000      2,429,000
Thereafter...............................................    34,073,000      4,077,000
                                                           ------------    -----------
          Total minimum lease payments...................  $229,425,000     26,574,000
                                                           ============
  Less amounts representing interest.....................                    4,191,000
                                                                           -----------
  Present value of minimum lease payments................                  $22,383,000
                                                                           ===========

     Rental expense charged to operations was $58,257,000, $59,205,000, and $35,961,000 during 2001, 2000 and 1999, respectively. In addition, real estate taxes and additional rents based on percentage of sales were $7,751,000, $8,272,000, and $4,388,000 during Fiscal 2001, 2000, and 1999, respectively.

OTHER

     In January 2001, the Company was sued in the Los Angeles Superior Court by a former employee, claiming alleged failure to pay overtime wages to herself and all salaried store employees similarly situated. The Complaint does not specify any amount of the claims, either individually or on behalf of the class. The Company has moved to dismiss some of the claims and intends to vigorously dispute not only Plaintiff's individual and class claims but the suitability of her claim that she should be able to pursue this as a purported or representative action. Although this matter is in the early stages of discovery, management does not believe an adverse judgement against the Company would result in a material impact to the consolidated financial statements.

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

     Common Stock -- $.01 par value; 24,000,000 shares authorized; 11,026,421 and 10,760,806 shares issued; and 11,001,421 and 10,735,806 shares outstanding at January 31, 2001 and 2000, respectively.

     Pursuant to a Management Services Agreement dated as of January 31, 1997 and as subsequently amended (the "Management Services Agreement"), and a Stock Subscription Agreement dated as of January 31, 1997 (the "Stock Subscription Agreement"), the Company agreed to sell, and A&M Investment Associates #3, LLC ("A&M #3"), an affiliate of Alvarez and Marsal, Inc. agreed to buy at a purchase price of $6,340,000 ($1,000,000 in cash from A&M #3's funds, plus a secured recourse promissory note in the principal amount of $335,000 and a secured non-recourse promissory note in the amount of $5,005,000 (collectively, the Promissory Notes), 1,100,000 shares of the common stock (the A&M Shares) (subject to adjustment upward or downward to represent 10% of the sum of (i) the shares of common stock ultimately

                         WHEREHOUSE ENTERTAINMENT, INC.

issued under the Reorganization Plan plus (ii) the number of shares of common stock issued to A&M #3). On December 10, 1998, the A&M Shares were adjusted downward by 20,764, which reduced the total shares to A&M as of January 31, 1999 to 1,079,236. The Promissory Notes bear interest at 7% per annum during the first four years and 11% per annum during the fifth through seventh years, mature on January 31, 2004, and have no scheduled interest and principal amortization until their maturity date. The Promissory Notes are secured by a first priority pledge of the A&M Shares pursuant to a Pledge Agreement dated as of January 31, 1997.

     In addition, New Wherehouse and A&M #3 entered into a Non-Transferable Stock Option Agreement dated as of January 31, 1997, (as amended, the Stock Option Agreement), pursuant to which the Company issued to A&M #3 three tranches of options to purchase shares of common stock (the A&M Options; and, together with the A&M Shares, the A&M Securities) representing in the aggregate the right to purchase an additional 10% of the shares of common stock issued under the Reorganization Plan. The first tranche of options represents the right to purchase 399,717 shares of common stock at an exercise price of $8.80. The second tranche of options represents the right to purchase 399,717 shares of common stock at an exercise price of $10.66. The third tranche of options represents the right to purchase 399,717 shares of common stock at an exercise price of $12.97. The A&M Options are fully vested and all unexercised A&M Options expire on January 31, 2003, subject to prior vesting or termination as set forth in the Management Services Agreement. The A&M Options are subject to upward adjustment on a quarterly basis as additional shares of common stock related to the Reorganization are issued and are entitled to certain other anti-dilution provisions as set forth in the Stock Option Agreement. The above option amounts and exercise prices have been adjusted for anti-dilution effects through January 31, 2001.

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

     During April 1998, the Board of Directors adopted the Wherehouse 1998 Stock Incentive Plan ("Stock Incentive Plan"), which was amended on September 22, 1998 and April 13, 2000 to increase the number of shares available to 600,000 and 800,000, respectively. Under the provisions of the plan, the Company may grant incentive and non-qualified stock options and stock appreciation rights (SARs) to employees, officers and directors at the discretion of the Board of Directors. Options granted under the plan vest ratably over a five year period and expire ten years from the date of the grant.

     Non-qualified options are granted at an exercise price of no less than 85% of fair market value at the date of the grant. Incentive options are granted at no less than 100% (110% for holders of more than 10% of the voting stock) of the fair market value at the date of the grant. During 2001, the Company granted 197,000 options to purchase shares of common stock to officers and employees at $18 per share, an amount that was less than the $20 per share price paid by affiliates of the Company's partner in CheckOut.com (See Note 1).

                         WHEREHOUSE ENTERTAINMENT, INC.

Accordingly, the difference will be recorded as compensation expense over the vesting period of the options. There were no SARs granted during 2001. A summary of activity in the Stock Incentive Plan is as follows:

                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                            --------    ----------------
Options outstanding at February 1, 1998
Options granted at $12.00 - $18.00 per share..............   339,500         $13.60
                                                            --------
Options outstanding at January 31, 1999...................   339,500         $13.60
Options granted at $18.00 per share.......................   254,500         $18.00
Options cancelled.........................................  (182,000)        $15.51
                                                            --------
Options outstanding at January 31, 2000...................   412,000         $15.52
Options granted at $18.00 per share.......................   197,000         $18.00
Options cancelled.........................................   (83,000)        $17.49
                                                            --------
Options outstanding at January 31, 2001...................   526,000         $16.11
                                                            ========

     At January 31, 2001 there were 114,600 options exercisable under the Stock Incentive Plan.

     Had compensation expense for grants under the Stock Incentive Plan been determined based on the fair value method of SFAS 123, using the assumptions described below, the Company's net income and earnings per share would not have been materially different.

     The pro forma compensation expense related to the fair value of options issued was estimated using the Black-Scholes model with the following assumptions: expected volatility -- none (minimum value method); risk free-interest rate -- 5.510%; average life -- 6 years and expected dividends -- none.

11. EMPLOYEE BENEFITS

     Employees' Savings Retirement Plan: All employees who have completed one year of service and at least 1,000 hours of service in that year with the Company are eligible to join the tax qualified 401(k) Savings Retirement Plan (the "401(k) Plan") on the first day of each calendar quarter. All eligible employees may contribute from 1% to 10% of their annual compensation, up to defined limitations, on a pre-tax basis. The Company contributes to the 401(k) Plan based upon employee contributions. Matching contributions made by the Company vest 25% per year beginning with the employee's second year of employment. The Company recognized expense of $376,000 in 2001, $386,000 in 2000, and $223,000 in 1999 for matching costs and administrative costs under the 401(k) Plan.

     Employment Agreements: In connection with the Management Services Agreement (see Note 10), certain specified executive services are provided to the Company in exchange for annual fees, plus incentive fees up to $230,000, if certain financial targets are achieved. Expenses, including incentives, amounted to $670,000, $1,495,000, and $1,364,000 during the years ended January 31, 2001,
2000 and 1999, respectively.

     In the event that the Company's Chairman of the Board and Chief Executive Officer, under the Management Services Agreement, is terminated other than for cause (as defined in the Management Services Agreement), prior to October 14, 2001, the Management Services Agreement provides that (i) A&M #3 will have the right to require the Company to purchase the shares of common stock and options (whether or not vested), owned by A&M #3, and (ii) the Company will pay A&M cash in a lump sum amount equal to $50,000 multiplied by the number of months remaining from the time of termination to October 14, 2001. The price to be paid by the Company in purchasing the shares of common stock and options to acquire common stock owned by A&M #3 will depend on the fair market value (as defined in the Management Services Agreement) of the common stock at the time of purchase. Any payments made to A&M #3 in purchasing the shares of common stock and options to acquire common stock from A&M #3 are required to be applied to reduce the outstanding amounts under the Promissory Notes.

                         WHEREHOUSE ENTERTAINMENT, INC.

12. YEAR 2000 REMEDIATION COSTS

     Non-recurring costs of $176,000 and $1,842,000 relating to the Company's remediation of its computer systems to comply with Year 2000 readiness requirements were recorded during 2000 and 1999, respectively.

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

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended January 31, 2001 and 2000 (in thousands, except per share amounts):

                                                                   QUARTER ENDED
                                                  ------------------------------------------------
                                                  APRIL 30    JULY 31     OCTOBER 31    JANUARY 31
                                                  --------    --------    ----------    ----------
2001
Total revenues..................................  $176,767    $166,588     $148,796      $214,260
Gross profit....................................    63,485      58,322       54,914        71,915
Income (loss) from operations...................    (2,506)     (4,223)      (7,425)        9,889
Net loss........................................    (4,668)     (5,436)      (7,583)       (3,959)
Net loss per common share:
  Basic.........................................      (.43)       (.49)        (.69)         (.36)
  Diluted.......................................      (.43)       (.49)        (.69)         (.36)
Weighted average shares outstanding:
  Basic.........................................    10,950      11,001       11,001        11,001
  Diluted.......................................    10,950      11,001       11,001        11,001

2000
Total revenues..................................  $175,903    $183,501     $165,466      $241,021
Gross profit....................................    60,352      66,924       63,727        79,292
Income (loss) from operations...................    (4,626)        621       (2,081)       12,797
Net income (loss)...............................    (3,685)       (891)      (2,426)        5,806
Net income (loss) per common share:
  Basic.........................................     (0.34)      (0.08)       (0.23)         0.54
  Diluted.......................................     (0.34)      (0.08)       (0.23)         0.52
Weighted average shares outstanding:
  Basic.........................................    10,715      10,731       10,757        10,761
  Diluted.......................................    10,715      10,731       10,757        11,069