Form 10-Q
period 2001-04-30
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 2001-06-14
CIK 1031754

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

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

                         Common Stock, $.01 par value,
                11,001,421 shares outstanding as of June 8, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         WHEREHOUSE ENTERTAINMENT, INC.

                                                                        PAGE
                                                                        ----
Forward-Looking Statements............................................    1
                       PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Consolidated Condensed Balance Sheets -- April 30, 2001
          (Unaudited) and January 31, 2001............................    2
          Consolidated Condensed Statements of Operations -- Three
          Months Ended April 30, 2001 and 2000 (Unaudited)............    3
          Consolidated Condensed Statements of Cash Flows -- Three
          Months Ended April 30, 2001 and 2000 (Unaudited)............    4
          Notes to Consolidated Condensed Financial Statements
          (Unaudited).................................................    5
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    7
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................    9

                         PART II. OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   10
Item 5.   Other Information...........................................   10
Item 6.   Exhibits and Reports on Form 8-K............................   10

Signatures............................................................   11

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

     The registrant's operations are subject to factors outside its control. Any one, or a combination, of these factors could materially affect the results of the registrant's operations. These factors include (a) changes in levels of competition from current competitors and potential new competition from both non-traditional retailers of the registrant's products and alternative methods or channels of distribution such as Internet and telephone shopping services and mail order; (b) loss of a significant vendor or prolonged disruption of product supply; (c) the presence or absence of popular new releases and products in the product categories the registrant represents; (d) changes in levels of consumer spending, especially during seasonally significant periods; (e) changes in Federal and state income tax rules and regulations or interpretations of existing legislation; (f) changes in the general economic conditions in the United States including, but not limited to, consumer sentiment about the economy in general; (g) regulatory changes which may adversely affect the business in which the registrant is engaged; (h) the ability to attract and retain key personnel; (i) adverse results in significant litigation matters; and
(j) current shortages of electricity in California, where the registrant has a large number of retail stores, its corporate office and its distribution center. Such electricity shortages may, in the near term, subject these locations to rolling blackouts which could interrupt the registrant's business as well as the increased utility costs that the registrant is likely to experience in connection with this shortage.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WHEREHOUSE ENTERTAINMENT, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                               APRIL 30,      JANUARY 31,
                                                                  2001            2001
                                                              ------------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  3,148,000    $  2,457,000
  Receivables, net..........................................     3,335,000       1,343,000
  Inventories, net..........................................   190,858,000     197,147,000
  Income taxes receivable...................................     9,825,000       9,825,000
  Other current assets......................................     2,145,000       2,401,000
  Deferred taxes............................................     7,712,000       5,983,000
                                                              ------------    ------------
          Total current assets..............................   217,023,000     219,156,000
Property, equipment, and improvements, net..................    61,562,000      67,132,000
Deferred taxes..............................................    21,750,000      19,886,000
Intangible assets, net......................................    33,619,000      34,510,000
Other assets, net...........................................       921,000       1,007,000
                                                              ------------    ------------
          Total assets......................................  $334,875,000    $341,691,000
                                                              ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and bank overdraft.......................  $120,497,000    $129,042,000
  Accrued expenses..........................................    34,270,000      35,468,000
  Store closure reserves....................................     8,153,000       8,421,000
  Reorganization liabilities................................     1,213,000       1,242,000
  Current portion of long-term debt.........................     3,829,000       3,836,000
  Current portion of leases in excess of fair market
     value..................................................     3,270,000       3,270,000
  Current portion of capital lease obligations..............     6,090,000       6,090,000
                                                              ------------    ------------
          Total current liabilities.........................   177,322,000     187,369,000
Line of credit..............................................    46,180,000      35,123,000
Long-term debt..............................................       215,000         224,000
Capital lease obligations...................................    14,661,000      16,293,000
Leases in excess of fair market value.......................    17,378,000      18,195,000
Deferred rent and other long-term liabilities...............     5,154,000       5,181,000
                                                              ------------    ------------
          Total liabilities.................................   260,910,000     262,385,000
                                                              ------------    ------------
Shareholders' equity:
  Preferred stock, $.01 par value; shares authorized,
     3,000,000; shares issued, none
  Common stock, $.01 par value; shares authorized,
     24,000,000; shares issued, 11,026,421; shares
     outstanding, 11,001,421................................       110,000         110,000
  Additional paid-in-capital................................    94,472,000      94,453,000
  Retained earnings (deficit)...............................   (13,353,000)     (8,084,000)
  Treasury stock, 25,000 shares.............................      (338,000)       (338,000)
  Notes receivable..........................................    (6,926,000)     (6,835,000)
                                                              ------------    ------------
          Total shareholders' equity........................    73,965,000      79,306,000
                                                              ------------    ------------
          Total liabilities and shareholders' equity........  $334,875,000    $341,691,000
                                                              ============    ============

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              ----------------------------
                                                               APRIL 30,       APRIL 30,
                                                                  2001            2000
                                                              ------------    ------------
Sale merchandise revenue....................................  $149,256,000    $175,237,000
Rental revenue, net.........................................     1,301,000       1,530,000
                                                              ------------    ------------
          Total revenues....................................   150,557,000     176,767,000
Cost of sale merchandise revenue............................    97,273,000     113,282,000
                                                              ------------    ------------
  Gross profit..............................................    53,284,000      63,485,000
Selling, general and administrative expenses................    52,546,000      58,117,000
Depreciation and amortization...............................     7,868,000       7,400,000
(Gain) loss on disposition of assets........................       (39,000)        474,000
                                                              ------------    ------------
  Loss from operations......................................    (7,091,000)     (2,506,000)
Interest expense............................................     1,785,000       2,323,000
Interest income.............................................       (95,000)       (121,000)
Equity in loss from unconsolidated joint venture............                     3,072,000
                                                              ------------    ------------
  Loss before income taxes..................................    (8,781,000)     (7,780,000)
Benefit for income taxes....................................     3,512,000       3,112,000
                                                              ------------    ------------
  Net loss..................................................  $ (5,269,000)   $ (4,668,000)
                                                              ============    ============
Net loss per common share:
  Basic.....................................................  $      (0.48)   $      (0.43)
                                                              ============    ============
  Diluted...................................................  $      (0.48)   $      (0.43)
                                                              ============    ============
Weighted average common shares outstanding -- Basic.........    11,001,421      10,950,023
                                                              ============    ============
Weighted average common shares and common equivalent shares
  outstanding -- Diluted....................................    11,001,421      10,950,023
                                                              ============    ============

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                               APRIL 30,      APRIL 30,
                                                                 2001           2000
                                                              -----------    -----------
OPERATING ACTIVITIES:
Net loss....................................................  $(5,269,000)   $(4,668,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................    7,868,000      7,400,000
  (Gain) loss on disposition of assets......................      (39,000)       474,000
  Rental amortization included in cost of rentals...........      916,000      1,137,000
  Book value of rental inventory dispositions, included in
     cost of rentals........................................      126,000        151,000
  Loss on investment in joint venture.......................                   3,072,000
  Stock option compensation.................................       19,000
  Interest on notes receivable..............................      (91,000)       (92,000)
  Deferred taxes............................................   (3,593,000)    (3,111,000)
  Changes in operating assets and liabilities:
     Receivables, net.......................................   (1,992,000)     4,027,000
     Inventories, net.......................................    6,089,000     16,355,000
     Rental inventory purchases.............................     (842,000)    (1,167,000)
     Other current assets...................................      256,000       (111,000)
     Accounts payable, accrued expenses and other current
      liabilities...........................................   (9,743,000)   (45,000,000)
     Store closure and leases in excess of FMV reserves.....   (1,085,000)    (1,788,000)
     Other long-term liabilities............................      (27,000)        26,000
                                                              -----------    -----------
          Net cash used in operating activities.............   (7,407,000)   (23,295,000)
                                                              -----------    -----------
INVESTING ACTIVITIES:
Purchase of property, equipment and improvements............   (1,421,000)    (3,962,000)
Investment in joint venture.................................                 (12,936,000)
Decrease in other assets....................................      139,000         95,000
                                                              -----------    -----------
          Net cash used in investing activities.............   (1,282,000)   (16,803,000)
                                                              -----------    -----------
FINANCING ACTIVITIES:
Net borrowings under line of credit.........................   11,057,000     39,969,000
Payments on capital lease obligations and long-term debt....   (1,648,000)    (1,496,000)
Proceeds from sale of common stock..........................                   5,000,000
Settlement of pre-petition claims...........................      (29,000)      (159,000)
                                                              -----------    -----------
          Net cash provided by financing activities.........    9,380,000     43,314,000
                                                              -----------    -----------
Net increase in cash and cash equivalents...................      691,000      3,216,000
Cash and cash equivalents at beginning of the period........    2,457,000      4,531,000
                                                              -----------    -----------
Cash and cash equivalents at end of the period..............  $ 3,148,000    $ 7,747,000
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest...............................................  $ 2,210,000    $ 2,277,000
     Income taxes, net......................................  $  (126,000)   $    99,000

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

     The interim unaudited consolidated condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal, so operating results for the three months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending January 31, 2002 ("Fiscal 2002"). For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the Company's fiscal year ended January 31, 2001 ("Fiscal 2001").

2. E-COMMERCE

     In response to the growth in electronic commerce for prerecorded music and video product, the Company launched its own Internet commerce site, "Wherehousemusic.com", on May 10, 1999. In November of 1999, the Company agreed to enter into an equity investment and strategic partnership agreement (the "Agreement") with CheckOut.com, LLC ("CheckOut.com"), an Internet content provider and e-commerce retailer of music, movies and games. This Agreement was finalized on February 16, 2000. In exchange for a 49% interest in CheckOut.com, the Company contributed $9.8 million in February of 2000. In addition, commencing March 2000, amounts of up to $1.568 million per month were contributed for a total investment of approximately $20.0 million. Under the terms of the Agreement, CheckOut.com was the Company's exclusive Internet website partner for music, movies and games. As a result, the Company merged the operation of its own Internet website, Wherehousemusic.com, with that of CheckOut.com. CheckOut.com was integrated into all of the Company's marketing and advertising associated with the Company's stores nationwide. As a part of the CheckOut.com transaction, the Company sold 250,000 shares of its common stock to affiliates of its partner in CheckOut.com for $5.0 million in cash. In addition, during the year ended January 31, 2000 the Company loaned CheckOut.com $5.0 million. The loan was repaid by Checkout.com in Fiscal 2001.

     For the three-month period ended April 30, 2000, the Company recognized a loss of $3.1 million related to the joint venture. As of April 30, 2000, the Company's investment in the joint venture amounted to $12.9 million. As a result of significant operating losses experienced by CheckOut.com subsequent to February 2000, CheckOut.com ceased operation of its Internet site in February 2001. For the year ended January 31, 2001, a $20.6 million loss on investment in joint venture was recorded by the Company which included $11.1 million representing the Company's share in the joint venture's operating losses and $9.5 million representing a loss due to the impairment in value of the remaining investment.

3. LITIGATION

     In January 2001, the Company was sued in the Los Angeles Superior Court by a former employee, claiming alleged failure to pay overtime wages to herself and all salaried store employees similarly situated. The Complaint does not specify any amount of the claims, either individually or on behalf of the class. The Company's motion to strike the class action allegations was denied by the trial court and a request by the Company for discretionary preliminary appellate court review of the trial court's ruling was denied. The Company believes the allegations are without merit and intends to vigorously defend itself in this matter.

                         WHEREHOUSE ENTERTAINMENT, INC.

                                  (UNAUDITED)

However, no assurance can be provided as to its outcome. Management does not believe an adverse judgment against the Company would result in a material impact to the consolidated financial statements.

     On June 4, 2001, the Company received a copy of an Order entered by a Pennsylvania state court with respect to Reliance Insurance Company ("Reliance"). Reliance was the Company's general and umbrella liability insurance carrier for the one-year period ended August 1, 1998. The Order stated that Reliance was placed in "Rehabilitation" under Pennsylvania's Insurance Department Act, and that all actions pending against Reliance are stayed and all actions pending against an insured of Reliance are stayed for at least 60 days. While management has not yet had an opportunity to review and analyze the Order, the Order and the stay may apply to a personal injury lawsuit, Peterson v. Shappel Industries, Inc., et al., in which the Company is one of several named defendants and which relates to an event that occurred during the period the Company was insured by Reliance. The Company cannot estimate at this time the impact, if any, which might result from Reliance being placed into Rehabilitation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This discussion should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for Fiscal 2001.

RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED APRIL 30, 2001 AND APRIL 30, 2000

  Revenues

     Total revenues were $150.6 million and $176.8 million for the quarters ended April 30, 2001 (the first quarter of Fiscal 2002) and April 30, 2000 (the first quarter of Fiscal 2001), respectively. The decrease of $26.2 million was primarily attributable to decreases in net revenues of $6.0 million due to store closures since April 30, 2000, same store sale decreases in net revenues of $20.0 million and the reduction of net rental revenue of $0.2 million.

     A summary of total sale merchandise and rental revenue by category is provided below:

                      SALE MERCHANDISE AND RENTAL REVENUES
                                  BY CATEGORY
                             (DOLLARS IN MILLIONS)

                                                               QUARTER ENDED
                                                                 APRIL 30,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
Sale merchandise revenue:
  Music.....................................................  $124.2    $151.4
  Other, principally sales of new videocassettes, DVDs,
     video game software and hardware, general merchandise
     and ticket commissions.................................    25.1      23.9
                                                              ------    ------
          Total sale merchandise revenue....................   149.3     175.3
Rental revenue, net.........................................     1.3       1.5
                                                              ------    ------
          Total revenue.....................................  $150.6    $176.8
                                                              ======    ======

     A. Sale merchandise revenue. Sales of prerecorded music, new videocassettes, DVDs, and video game software and hardware (collectively referred to as "sale merchandise") continue to represent the greatest portion of the Company's revenues. Sale merchandise revenue represented 99.1% of aggregate revenues, for both the first quarter of Fiscal 2002 and the first quarter of Fiscal 2001. Negatively impacting revenues were the decline in same store sales, discussed below, and the closure of 34 stores since April 30, 2000.

     Management defines same-store sales as sales from stores that were open for the full period in both periods of comparison. On a same-store basis, excluding the 13 stores closed during the three months ended April 30, 2001, sale merchandise revenue decreased by approximately 11% during the first quarter of Fiscal 2002 as compared to the first quarter of Fiscal 2001 The primary reasons for the decrease were a weak new release schedule for music products that continued during the first quarter of Fiscal 2002, and competition from certain "big-box" retailers selling selected new music releases at or below cost. Partially offsetting these decreases were increased sales of DVD and used music.

     B. Rental revenue, net. Rental revenue, net includes the proceeds from the rental of videocassettes, DVDs, video games and game players, and from the sale of previously viewed videocassettes and previously played video games, net of cost of rentals. Rental revenue, net was $1.3 million in the first quarter of Fiscal 2002 and $1.5 million in the first quarter of Fiscal 2001, representing a decrease of $0.2 million or 13.3% due to increased competition in the rental market and fewer of the Company's stores offering rental products.

     C. Competition and Economic Factors. The Company believes that, in the future, its business and same-store revenues may be impacted by various competitive and economic factors. These factors include, but are not limited to, consumer tastes, new releases of music, videocassette and video game titles available for sale or rental, the increasing popularity of the Internet as an avenue for retailing and other direct-to-consumer alternatives, and technological developments such as digital downloading, as well as general economic trends impacting retailers and consumers. In addition, in recent years the Company's sale merchandise and rental revenues have been impacted by increased competition from other music and video specialty chains, consumer electronics superstores, discounters and mass merchandisers. Consolidation continues to occur in the home entertainment industry and the Company continues to study industry developments in developing its own strategies.

  Cost of Sale Merchandise Revenue

     Cost of sale merchandise revenue was $97.3 million for the first quarter of Fiscal 2002, as compared with $113.3 million for the same period last year, a decrease of $16.0 million. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 65.2% for the first quarter of Fiscal 2002 as compared with 64.7% for the first quarter of Fiscal 2001. Sales of higher margin new music product as a percentage of total revenues continued to decrease in the first quarter of Fiscal 2002, while sales of lower gross profit margin DVD product continued to increase. In addition, increases in unit costs for various music products and decreases in DVD sales prices also caused gross profit margins to decrease.

  Operating Expenses

     Selling, general and administrative ("SG&A") expenses for the first quarter of Fiscal 2002 were $52.5 million, compared to $58.1 million for the first quarter of Fiscal 2001, a decrease of $5.6 million. The decrease includes a reduction of $2.9 million in operating expenses at the Company's stores due to store closures. The decrease is also due to reduction in corporate and distribution costs. SG&A expenses were 34.9% of revenue in the first quarter of Fiscal 2002, compared to 32.8% of revenue in the first quarter of Fiscal 2001, an increase of 2.1%.

     Depreciation and amortization expense was $7.9 million in the first quarter of Fiscal 2002 compared to $7.4 million in the first quarter of Fiscal 2001, an increase of $0.5 million. The increase is principally related to capital expenditures over the last twelve months for the acquisition of property, equipment and system improvements.

  Interest Expense

     Interest expense for the first quarter of Fiscal 2002 was $1.8 million, compared to $2.3 million for the first quarter of Fiscal 2001, a decrease of $0.5 million. This decrease was primarily attributable to lower average borrowings under the Company's revolving line of credit with Congress Financial Corporation (Western) (the "Congress Facility"). Also contributing to the decline was a reduction in the average interest rates paid by the Company on its borrowings under the Congress Facility of approximately 44 basis points in the first quarter of Fiscal 2002 as compared to the first quarter of Fiscal 2001. Borrowings under the Congress Facility were used mainly for the funding of working capital and in the first quarter of Fiscal 2001, to fund the investment in CheckOut.com.

  Interest Income

     Interest income for both the first quarter of Fiscal 2002 and the first quarter of Fiscal 2001 was $0.1 million. Interest income is related to notes receivable from shareholders.

  Loss from Investment in Joint Venture

     The Company had a 49% interest in the CheckOut.com joint venture and accounted for this investment under the equity method of accounting. For the three months ended April 30, 2000, the Company recognized a $3.1 million loss related to its share of the losses of CheckOut.com. CheckOut.com continued to experience significant operating losses and ceased operations of its Internet site in February 2001.

  Income Taxes

     The Company recorded a tax benefit of $3.5 million for the first quarter of Fiscal 2002 compared to $3.1 million for the first quarter of Fiscal 2001. The tax benefit is commensurate with the increase in loss before income tax.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended April 30, 2001 and the three months ended April 30, 2000, the Company's net cash used in operating activities was $7.4 million and $23.3 million, respectively. The most significant use of cash during the first quarter of Fiscal 2002 was related to the reduction of accounts payable, accrued expenses and other liabilities of $9.7 million which was offset by a reduction in inventories, net of $6.1 million. Seasonal inventory purchases typically begin during the third quarter and continue into the fourth quarter, while payment is typically due in the first quarter of the fiscal year. Non-seasonal inventory purchases are made throughout the year and fluctuate with the timing and strength of new releases.

     Net cash used in investing activities during the three months ended April 30, 2001 was $1.3 million primarily due to capital expenditures totaling $1.4 million for the acquisition of property, equipment and improvements. Financing of capital expenditures has generally been provided by cash from operations and borrowings under the Congress Facility. During the three months ended April 30, 2000, net cash used in investing activities included $12.9 million invested in the Company's joint venture with CheckOut.com.

     Net cash provided by financing activities for the three months ended April 30, 2001 was $9.4 million due to net borrowings under the Congress Facility of $11.1 million, offset primarily by payments of $1.6 million on capital lease obligations and long-term debt.

     As of April 30, 2001, there was an outstanding loan balance of $46.2 million and there were no outstanding letters of credit under the Congress Facility. The Company estimates that its availability under its revolving line of credit at April 30, 2001 was $66.1 million.

     The Company believes that cash on hand, cash flow from operations, including planned inventory reductions during Fiscal 2002, and the availability of lease financing, together with borrowings available under the Congress Facility, will be adequate to support existing operations and the planned capital expenditures of the Company for Fiscal 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to risks resulting from interest rate fluctuations since interest on the Company's borrowings under the Congress Facility are based on variable rates. If the Eurodollar rate were to increase 1% in Fiscal 2002 as compared to the rate at April 30, 2001, the Company's interest expense for Fiscal 2002 would increase $0.5 million based on the outstanding balance of the Congress Facility at April 30, 2001. The Company does not hold any derivative instruments and does not engage in hedging activities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In January 2001, the Company was sued in the Los Angeles Superior Court by a former employee, claiming alleged failure to pay overtime wages to herself and all salaried store employees similarly situated. The Complaint does not specify any amount of the claims, either individually or on behalf of the class. The Company's motion to strike the class action allegations was denied by the trial court and a request by the Company for discretionary preliminary appellate court review of the trial court's ruling was denied. The Company believes the allegations are without merit and intends to vigorously defend itself in this matter. However, no assurance can be provided as to its outcome. Management does not believe an adverse judgment against the Company would result in a material impact to the consolidated financial statements.

     On June 4, 2001, the Company received a copy of an Order entered by a Pennsylvania state court with respect to Reliance Insurance Company ("Reliance"). Reliance was the Company's general and umbrella liability insurance carrier for the one-year period ended August 1, 1998. The Order stated that Reliance was placed in "Rehabilitation" under Pennsylvania's Insurance Department Act, and that all actions pending against Reliance are stayed and all actions pending against an insured of Reliance are stayed for at least 60 days. While management has not yet had an opportunity to review and analyze the Order, the Order and the stay may apply to a personal injury lawsuit, Peterson v. Shappel Industries, Inc., et al., in which the Company is one of several named defendants and which relates to an event that occurred during the period the Company was insured by Reliance. The Company cannot estimate at this time the impact, if any, which might result from Reliance being placed into Rehabilitation.

     In addition to the Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position and results of operations of the Company.

ITEM 5. OTHER INFORMATION

     Nothing to report

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      None

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WHEREHOUSE ENTERTAINMENT, INC.

Date: June 13, 2001                                           /s/ ANTONIO C. ALVAREZ, II
                                               --------------------------------------------------------
                                                                Antonio C. Alvarez, II
                                                              Chairman of the Board and
                                                        Chief Executive Officer, and Director
                                                            (Principal Executive Officer)

Date: June 13, 2001                                              /s/ MARK A. VELARDE
                                               --------------------------------------------------------
                                                                   Mark A. Velarde
                                                              Executive Vice President,
                                                             Chief Financial Officer and
                                                             Chief Administrative Officer
                                                            (Principal Financial Officer)

Date: June 13, 2001                                               /s/ MEHDI MAHDAVI
                                               --------------------------------------------------------
                                                                    Mehdi Mahdavi
                                                              Vice President, Controller
                                                            (Principal Accounting Officer)