Form 10-Q
period 2001-07-31
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 2001-09-14
CIK 1031754

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22289

Wherehouse Entertainment, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4608339
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

19701 Hamilton Avenue, Torrance, CA 90502-1311 (Address of principal executive offices, including ZIP code)	(310) 965-8300 (Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑           No  ☐

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under the plan confirmed by a court.     Yes  ☑           No  ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, $.01 par value,

11,001,421 shares outstanding as of September 7, 2001

INDEX

WHEREHOUSE ENTERTAINMENT, INC.

		Page

FORWARD-LOOKING STATEMENTS		2

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:

	Consolidated Condensed Balance Sheets — July 31, 2001 (Unaudited) and January 31, 2001	3

	Consolidated Condensed Statements of Operations — Three Months Ended July 31, 2001 and 2000 (Unaudited) and Six Months Ended July 31, 2001 and 2000 (Unaudited)	4

	Consolidated Condensed Statements of Cash Flows — Six Months Ended July 31, 2001 and 2000 (Unaudited)	5

	Notes to Consolidated Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The sections of this Quarterly Report on Form 10-Q containing such forward-looking statements include “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 2 of Part I below. Statements in this Quarterly Report on Form 10-Q which address activities, events or developments that the registrant expects or anticipates will or may occur in the future, including such things as future issuances of shares, future capital expenditures (including the amount and nature thereof), expansion and other developments and technological trends of industry segments in which the registrant is active, business strategy, expansion and growth of the registrant’s and its competitors’ business and operations and other such matters are forward-looking statements. You can find many of these statements by looking for words like “believes”, “expects”, “anticipates”, or similar expressions in this Quarterly Report on Form 10-Q. Although the registrant believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the registrant.

      The registrant’s operations are subject to factors outside its control. Any one, or a combination, of these factors could materially affect the results of the registrant’s operations. These factors include (a) changes in levels of competition from current competitors and potential new competition from both non-traditional retailers of the registrant’s products and alternative methods or channels of distribution such as Internet and telephone shopping services and mail order; (b) loss of a significant vendor or prolonged disruption of product supply; (c) the presence or absence of popular new releases and products in the product categories the registrant represents; (d) changes in levels of consumer spending, especially during seasonally significant periods; (e) changes in Federal and state income tax rules and regulations or interpretations of existing legislation; (f) changes in the general economic conditions in the United States including, but not limited to, consumer sentiment about the economy in general; (g) regulatory changes which may adversely affect the business in which the registrant is engaged; (h) the ability to attract and retain key personnel; (i) adverse results in significant litigation matters; and (j) shortages of electricity in California, where the registrant has a large number of retail stores, its corporate office and its distribution center. Such electricity shortages may, in the near term, subject these locations to rolling blackouts which could interrupt the registrant’s business as well as increase utility costs.

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

PART I.     FINANCIAL INFORMATION

Item 1.      Financial Statements

WHEREHOUSE ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	July 31,	January 31,
	2001	2001

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$2,565,000	$2,457,000

Receivables, net	1,664,000	1,343,000

Inventories, net	184,438,000	197,147,000

Income taxes receivable	9,825,000	9,825,000

Other current assets	1,511,000	2,401,000

Deferred taxes	8,726,000	5,983,000

Total current assets	208,729,000	219,156,000

Property, equipment and improvements, net	56,769,000	67,132,000

Deferred taxes	24,795,000	19,886,000

Intangible assets, net	32,728,000	34,510,000

Other assets, net	750,000	1,007,000

Total assets	$323,771,000	$341,691,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and bank overdraft	$110,102,000	$129,042,000

Accrued expenses	32,327,000	35,468,000

Store closure reserves	7,865,000	8,421,000

Reorganization liabilities	1,203,000	1,242,000

Current portion of long-term debt	3,820,000	3,836,000

Current portion of leases in excess of fair market value	3,270,000	3,270,000

Current portion of capital lease obligations	5,958,000	6,090,000

Total current liabilities	164,545,000	187,369,000

Line of credit	56,284,000	35,123,000

Long-term debt	208,000	224,000

Capital lease obligations	13,244,000	16,293,000

Leases in excess of fair market value	16,560,000	18,195,000

Deferred rent and other long-term liabilities	5,128,000	5,181,000

Total liabilities	255,969,000	262,385,000

Shareholders’ equity:
Preferred stock, $.01 par value; shares authorized, 3,000,000; shares issued, none

Common stock, $.01 par value; shares authorized, 24,000,000; shares issued, 11,026,421; shares outstanding, 11,001,421.	110,000	110,000

Additional paid-in-capital	94,491,000	94,453,000

Retained earnings (deficit)	(19,441,000)	(8,084,000)

Treasury stock, 25,000 shares	(338,000)	(338,000)

Notes receivable	(7,020,000)	(6,835,000)

Total shareholders’ equity	67,802,000	79,306,000

Total liabilities and shareholders’ equity	$323,771,000	$341,691,000

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

WHEREHOUSE ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended

	July 31,	July 31,	July 31,	July 31,
	2001	2000	2001	2000

Sale merchandise revenue	$149,709,000	$165,062,000	$298,965,000	$340,299,000

Rental revenue, net	1,079,000	1,526,000	2,380,000	3,056,000

Total revenues	150,788,000	166,588,000	301,345,000	343,355,000

Cost of sale merchandise revenue	99,419,000	108,266,000	196,692,000	221,548,000

Gross profit	51,369,000	58,322,000	104,653,000	121,807,000

Selling, general and administrative expenses	52,232,000	54,883,000	104,778,000	113,000,000

Depreciation and amortization	7,743,000	7,471,000	15,611,000	14,871,000

Loss on disposition of assets	189,000	191,000	150,000	665,000

Loss from operations	(8,795,000)	(4,223,000)	(15,886,000)	(6,729,000)

Interest expense	1,453,000	2,019,000	3,238,000	4,342,000

Interest income	(101,000)	(97,000)	(196,000)	(218,000)

Equity in loss from unconsolidated joint venture		2,971,000		6,043,000

Loss before income taxes	(10,147,000)	(9,116,000)	(18,928,000)	(16,896,000)

Benefit for income taxes	4,059,000	3,680,000	7,571,000	6,792,000

Net loss	$(6,088,000)	$(5,436,000)	$(11,357,000)	$(10,104,000)

Net loss per common share:

Basic	$(0.55)	$(0.49)	$(1.03)	$(0.92)

Diluted	$(0.55)	$(0.49)	$(1.03)	$(0.92)

Weighted average common shares outstanding — Basic	11,001,421	11,001,421	11,001,421	10,976,004

Weighted average common shares and common equivalent shares outstanding — Diluted	11,001,421	11,001,421	11,001,421	10,976,004

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

WHEREHOUSE ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended

	July 31,	July 31,
	2001	2000

Operating activities:

Net loss	$(11,357,000)	$(10,104,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	15,611,000	14,871,000

Loss on disposition of assets	150,000	665,000

Rental amortization included in cost of rentals	1,832,000	1,849,000

Book value of rental inventory dispositions, included in cost of rentals	217,000	368,000

Loss on investment in joint venture		6,043,000

Stock option compensation	38,000

Interest on notes receivable	(185,000)	(186,000)

Deferred taxes	(7,652,000)	(7,515,000)

Changes in operating assets and liabilities:

Receivables, net	(321,000)	4,766,000

Inventories, net	12,587,000	35,432,000

Rental inventory purchases	(1,927,000)	(1,885,000)

Other current assets	890,000	471,000

Accounts payable, accrued expenses and other current liabilities	(22,081,000)	(44,327,000)

Store closure and leases in excess of FMV reserves	(2,191,000)	(3,010,000)

Other long-term liabilities	(53,000)	356,000

Net cash used in operating activities	(14,442,000)	(2,206,000)

Investing Activities:

Purchase of property, equipment and improvements	(3,726,000)	(7,073,000)

Investment in joint venture		(14,896,000)

Decrease (increase) in other assets	367,000	(21,000)

Net cash used in investing activities	(3,359,000)	(21,990,000)

Financing Activities:

Net borrowings under line of credit	21,161,000	22,422,000

Payments on capital lease obligations and long-term debt	(3,213,000)	(2,992,000)

Proceeds from sale of common stock		5,000,000

Settlement of pre-petition claims	(39,000)	(163,000)

Net cash provided by financing activities	17,909,000	24,267,000

Net increase in cash and cash equivalents	108,000	71,000

Cash and cash equivalents at beginning of the period	2,457,000	4,531,000

Cash and cash equivalents at end of the period	$2,565,000	$4,602,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$2,962,000	$4,249,000

Income taxes, net	$389,000	$138,000

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

      The accompanying unaudited consolidated condensed financial statements include the accounts of Wherehouse Entertainment, Inc. and its wholly owned subsidiaries (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

      The interim unaudited consolidated condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s business is seasonal, so operating results for the six months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the Company’s fiscal year ending January 31, 2002 (“Fiscal 2002”). For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended January 31, 2001 (“Fiscal 2001”).

2.     Disposition of Stores

      On August 9, 2001, the Company completed the sale of sixty-four (64) Wherehouse Music stores to The Music Network (“TMN”) for approximately $26 million in cash and notes. The majority of the stores sold to TMN are located in Florida, North Carolina, South Carolina and Tennessee, with a few located in Georgia and Alabama. As part of the transaction, the Company also granted the rights to the Turtle’s Music trade brand to TMN. The subject stores accounted for $63.6 million in total revenues for the year ended January 31, 2001 and $26.8 million in total revenues for the six months ended July 31, 2001. The net book value of the assets sold amounted to approximately $26 million.

3.     E-Commerce

      In response to the growth in electronic commerce for prerecorded music and video product, the Company launched its own Internet commerce site, “Wherehousemusic.com,” on May 10, 1999. In November of 1999, the Company agreed to enter into an equity investment and strategic partnership agreement (the “Agreement”) with CheckOut.com, LLC (“CheckOut.com”), an Internet content provider and e-commerce retailer of music, movies and games. This Agreement was finalized on February 16, 2000. In exchange for a 49% interest in CheckOut.com, the Company contributed $9.8 million in February of 2000. In addition, commencing March 2000, amounts of up to $1.568 million per month were contributed for a total investment of approximately $20.0 million. Under the terms of the Agreement, CheckOut.com was the Company’s exclusive Internet website partner for music, movies and games. As a result, the Company merged the operation of its own Internet website, Wherehousemusic.com, with that of CheckOut.com. CheckOut.com was integrated into all of the Company’s marketing and advertising associated with the Company’s stores nationwide. As a part of the CheckOut.com transaction, the Company sold 250,000 shares of its common stock to affiliates of its partner in CheckOut.com for $5.0 million in cash. In addition, during the year ended January 31, 2000 the Company loaned CheckOut.com $5.0 million. The loan was repaid by Checkout.com in Fiscal 2001.

      For the six-month period ended July 31, 2000, the Company recognized a loss of $6.0 million related to the joint venture. As of July 31, 2000, the Company’s investment in the joint venture amounted to $14.9 million. As a result of significant operating losses experienced by CheckOut.com subsequent to February, 2000, CheckOut.com ceased operation of its Internet site in February, 2001. For Fiscal 2001, a $20.6 million loss on investment in joint venture was recorded by the Company which included $11.1 million representing the Company’s share in the joint venture’s operating losses and $9.5 million representing a loss due to the impairment in value of the remaining investment.

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4.     Litigation

      In January, 2001, the Company was sued in the Los Angeles Superior Court by a former store manager, claiming alleged failure to pay overtime wages to herself and all similarly situated salaried store employees. The Complaint does not specify any amount of the claims, either individually or on behalf of the class. The Company’s motion to strike the class action allegations was denied. The plaintiff’s motion to file an amended complaint was recently granted in part to allow for the addition of three new named plaintiffs and to expand the plaintiffs’ legal theory. However, the amended complaint has not yet been filed. The Company believes the allegations are without merit and intends to vigorously defend itself in this matter. However, no assurance can be provided as to its outcome. Management does not believe an adverse judgment against the Company would result in a material impact to the consolidated financial statements.

      On June 4, 2001, the Company received a copy of an Order entered by a Pennsylvania state court with respect to Reliance Insurance Company (“Reliance”). Reliance was the Company’s general and umbrella liability insurance carrier for the one-year period ended August 1, 1998. The Order stated that Reliance was placed in “Rehabilitation” under Pennsylvania’s Insurance Department Act. The Company is one of several named defendants in a personal injury lawsuit, Peterson v. Shappel Industries, Inc., et al., which relates to an event that occurred during the period the Company was insured by Reliance. On July 18, 2001, a $7.4 million judgment was entered against the Company in this lawsuit. The Company is in the process of appealing this decision. This judgment is within the scope of the insurance policy issued by Reliance. While it is not possible to predict the outcome of Reliance’s Rehabilitation, it is the Company’s understanding that, at the present time, Reliance is continuing to honor its obligations and pay its claims. The Company believes that liability, if any, under this lawsuit will be funded by Reliance.

5.     Accounting Policy Change

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired in a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. The Company is required to implement SFAS No. 141 and 142 on February 1, 2002 and, at that time, will stop amortizing goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. Goodwill is currently being amortized at approximately $3.5 million annually. The Company is currently evaluating the provisions of SFAS No. 141 and 142 and has not yet determined any additional effects that adoption of these standards will have on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This discussion should be read in conjunction with the financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for Fiscal 2001.

Results of Operations

For the Quarters Ended July 31, 2001 and July 31, 2000

     Revenues

      Total revenues were $150.8 million and $166.6 million for the quarters ended July 31, 2001 (the second quarter of Fiscal 2002) and July 31, 2000 (the second quarter of Fiscal 2001), respectively. The decrease of $15.8 million was primarily attributable to decreases in net revenues of $6.4 million due to the closure of 34 stores since July 31, 2000, same store sales decreases in net revenues of $9.0 million and the reduction of net rental revenue of $0.4 million.

      A summary of total sale merchandise and rental revenue by category is provided below:

Sale Merchandise and Rental Revenues

By Category
(Dollars in millions)

	Quarter Ended
	July 31,

	2001	2000

Sale merchandise revenue:

Music	$125.0	$143.6

Other, principally sales of new videocassettes, DVDs, video game software and hardware, general merchandise and ticket commissions	24.7	21.5

Total sale merchandise revenue	149.7	165.1

Rental revenue, net	1.1	1.5

Total revenue	$150.8	$166.6

      A.     Sale merchandise revenue. Sale merchandise revenue includes prerecorded music, new videocassettes, DVDs, and video game software and hardware (collectively referred to as “sale merchandise”). Management defines same-store sales as sales from stores that were open for the full period in both periods of comparison. On a same-store basis, excluding the 6 stores closed during the three months ended July 31, 2001, sale merchandise revenue decreased by approximately 5.7% during the second quarter of Fiscal 2002 as compared to the second quarter of Fiscal 2001. The primary reasons for the decrease were a weak new release schedule for music products that continued through the first half of the second quarter of Fiscal 2002, and competition from certain “big-box” retailers selling selected new music releases at or below cost. Partially offsetting these decreases were increased sales of DVD and used music and a stronger release schedule in the later half of the second quarter of Fiscal 2002.

      B.     Rental revenue, net. Rental revenue, net includes the proceeds from the rental of videocassettes, DVDs, video games and game players, and from the sale of previously viewed videocassettes and previously played video games, net of cost of rentals. Rental revenue, net was $1.1 million in the second quarter of Fiscal 2002 and $1.5 million in the second quarter of Fiscal 2001, representing a decrease due to the Company’s de-emphasis of the rental portion of its business.

      C.     Competition and Economic Factors. The Company believes that, in the future, its business and same-store revenues may be impacted by various competitive and economic factors. These factors include, but are not limited to, consumer tastes, new releases of music, videocassette and video game titles available for sale or rental, the increasing popularity of the Internet as an avenue for retailing and other direct-to-consumer alternatives, and technological developments such as digital downloading, as well as general economic trends impacting retailers and consumers. In addition, in recent years the Company’s sale merchandise and rental revenues have been impacted by increased competition from other music and video specialty chains, consumer electronics superstores, discounters and mass merchandisers. Consolidation continues to occur in the home entertainment industry and the Company continues to study industry developments in developing its own strategies.

Cost of Sale Merchandise Revenue

      Cost of sale merchandise revenue was $99.4 million for the second quarter of Fiscal 2002, as compared with $108.3 million for the same period last year, a decrease of $8.9 million. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 66.4% for the second quarter of Fiscal 2002 as compared with 65.6% for the second quarter of Fiscal 2001. As a percentage of total revenues for the second quarter of Fiscal 2002, sales of higher margin new music product continued to decrease and sales of lower margin DVD product continued to increase, which offset the benefit from an increase of higher margin used music product. In addition, decreases in sales prices related to several mid-line new music promotional events also caused pressure on gross profit margins.

Operating Expenses

      Selling, general and administrative (“SG&A”) expenses for the second quarter of Fiscal 2002 were $52.2 million, compared to $54.9 million for the second quarter of Fiscal 2001, a decrease of $2.7 million. The decrease is primarily attributable to a reduction of $2.5 million in operating expenses at the Company’s stores due to store closures. In addition, cost of living increases in payroll, CPI increases in occupancy costs and similar inflationary increases in utility and other costs were more than offset by improvements in operating efficiencies and expense reductions. SG&A expenses were 34.6% of revenue in the second quarter of Fiscal 2002, compared to 32.9% of revenue in the second quarter of Fiscal 2001, an increase of 1.7%.

      Depreciation and amortization expense was $7.7 million in the second quarter of Fiscal 2002 compared to $7.5 million in the second quarter of Fiscal 2001, an increase of $0.2 million. The increase is principally related to capital expenditures over the last twelve months for the acquisition of property, equipment and system improvements.

Interest Expense

      Interest expense for the second quarter of Fiscal 2002 was $1.5 million, compared to $2.0 million for the second quarter of Fiscal 2001, a decrease of $0.5 million. This decrease was primarily attributable to a reduction in the average interest rates paid by the Company on its borrowings under the Company’s revolving line of credit with Congress Financial Corporation (Western) (the “Congress Facility”) of approximately 230 basis points in the second quarter of Fiscal 2002 as compared to the second quarter of Fiscal 2001. Also contributing to the decline was lower average borrowings under the Congress Facility during the second quarter of Fiscal 2002. Borrowings under the Congress Facility were used mainly for the funding of working capital and, in the second quarter of Fiscal 2001, to fund the investment in CheckOut.com.

Interest Income

      Interest income for both the second quarter of Fiscal 2002 and the second quarter of Fiscal 2001 was $0.1 million. Interest income is related to notes receivable from shareholders.

Loss from Investment in Joint Venture

      The Company had a 49% interest in the CheckOut.com joint venture and accounted for this investment under the equity method of accounting. For the second quarter of Fiscal 2001, the Company recognized a

$3.0 million loss related to its share of the losses of CheckOut.com. CheckOut.com continued to experience significant operating losses and ceased operations of its Internet site in February 2001.

Income Taxes

      The Company recorded a tax benefit of $4.1 million for the second quarter of Fiscal 2002 compared to $3.7 million for the second quarter of Fiscal 2001. The tax benefit is commensurate with the increase in loss before income tax.

For the Six Months Ended July 31, 2001 and July 31, 2000

Revenues

      Total revenues were $301.3 million and $343.4 million for the six months ended July 31, 2001 and July 31, 2000, respectively. The decrease of $42.1 million was primarily attributable to decreases in net revenues of $12.4 million due to the closure of 34 stores since July 31, 2000, same store sales decreases in net revenues of $29.0 million and the reduction of net rental revenue of $0.7 million. Total revenues for the sixty four (64) stores sold to TMN on August 9, 2001 were $26.8 million and $31.1 million for the six months ended July 31, 2001 and July 31, 2000, respectively.

      A summary of total sale merchandise and rental revenue by category is provided below:

Sale Merchandise and Rental Revenues

By Category
(dollars in millions)

	Six Months Ended
	July 31,

	2001	2000

Sale merchandise revenue:

Music	$249.2	$295.0

Other, principally sales of new videocassettes, DVDs, video game software and hardware, general merchandise and ticket commissions	49.7	45.3

Total sale merchandise revenue	298.9	340.3

Rental revenue, net	2.4	3.1

Total revenue	$301.3	$343.4

      A.     Sale merchandise revenue. On a same-store basis, excluding the 19 stores closed during the six months ended July 31, 2001, sale merchandise revenue decreased by approximately 8.9% during the six months ended July 31, 2001 as compared to the same period last year. The primary reasons for the decrease were a weak new release schedule for music products that continued during most of the six month period ended July 31, 2001, and competition from certain “big-box” retailers selling selected new music releases at or below cost. Partially offsetting these decreases were increased sales of DVD and used music.

      B.     Rental revenue, net. Rental revenue, net was $2.4 million in the six months ended July 31, 2001 and $3.1 million in the six months ended July 31, 2000, representing a decrease of $0.7 million or 22.6% due to the Company’s de-emphasis of the rental portion of its business.

Cost of Sale Merchandise Revenue

      Cost of sale merchandise revenue was $196.7 million for the six months ended July 31, 2001, as compared with $221.5 million for the same period last year, a decrease of $24.8 million. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 65.8% for the six months ended July 31, 2001 as compared with 65.1% for the six months ended July 31, 2000. As a percentage of total revenues for the six months ended July 31, 2001, sales of higher margin new music product continued to decrease and sales of lower margin DVD product continued to increase, which offset the benefit from an increase of higher margin used music product In addition, decreases in sales prices related to several mid-line new music promotional events also caused pressure on gross profit margins.

Operating Expenses

      SG&A expenses for the six months ended July 31, 2001 were $104.8 million, compared to $113.0 million for the six months ended July 31, 2000, a decrease of $8.2 million. The decrease includes a reduction of $5.4 million in operating expenses at the Company’s stores due to store closures. In addition, cost of living increases in payroll, CPI increases in occupancy costs and similar inflationary increases in utility and other costs were more than offset by improvements in operating efficiencies and expense reductions. SG&A expenses were 34.8% of revenue in the six months ended July 31, 2001, compared to 32.9% of revenue in the six months ended July 31, 2000, an increase of 1.9%.

      Depreciation and amortization expense was $15.6 million in the six months ended July 31, 2001 compared to $14.9 million in the six months ended July 31, 2000, an increase of $0.7 million. The increase is principally related to capital expenditures over the last twelve months for the acquisition of property, equipment and system improvements.

Interest Expense

      Interest expense for the six months ended July 31, 2001 was $3.2 million, compared to $4.3 million for the six months ended July 31, 2000, a decrease of $1.1 million. This decrease was partially attributable to lower average borrowings under the Congress Facility. Also contributing to the decline was a reduction in the average interest rates paid by the Company on its borrowings under the Congress Facility of approximately 125 basis points in the six months ended July 31, 2001 as compared to the six months ended July 31, 2000.

Interest Income

      Interest income for both the six months ended July 31, 2001 and the six months ended July 31, 2000 was $0.2 million. Interest income is related to notes receivable from shareholders.

Loss from Investment in Joint Venture

      For the three months ended July 31, 2000, the Company recognized a $6.0  million loss related to its share of the losses of CheckOut.com. CheckOut.com continued to experience significant operating losses and ceased operations of its Internet site in February 2001.

Income Taxes

      The Company recorded a tax benefit of $7.6 million for the six months ended July 31, 2001, compared to $6.8 million for the six months ended July 31, 2000. The tax benefit is commensurate with the increase in loss before income tax.

Liquidity and Capital Resources

      During the six months ended July 31, 2001 and the six months ended July  31, 2000, the Company’s net cash used in operating activities was $14.4 million and $2.2 million, respectively. The most significant use of cash during this period was related to the reduction of accounts payable, accrued expenses and other current liabilities of $22.1 million which was partially offset by a reduction in inventories, net of $12.6 million. Seasonal inventory purchases typically begin during the third quarter and continue into the fourth quarter, while payment is typically due in the first quarter of the fiscal year. Non-seasonal inventory purchases are made throughout the year and fluctuate with the timing and strength of new releases.

      Net cash used in investing activities during the six months ended July 31, 2001 was $3.4 million primarily due to capital expenditures totaling $3.7 million for the acquisition of property, equipment and improvements. Financing of capital expenditures has generally been provided by cash by operations and borrowings under the

Congress Facility. During the six months ended July 31, 2000, net cash used in investing activities included $14.9 million invested in the Company’s joint venture with CheckOut.com.

      Net cash provided by financing activities for the six months ended July 31, 2001 was $17.9 million due to net borrowings under the Congress Facility of $21.2 million, offset partially by payments of $3.2 million on capital lease obligations and long-term debt.

      As of July 31, 2001, there was an outstanding loan balance of $56.3 million and there were no outstanding letters of credit under the Congress Facility. The Company estimates that its availability under its revolving line of credit at July 31, 2001 was $47.3 million. Subsequent to the sale of the 64 stores to TMN discussed above, the outstanding balance under the Congress Facility was $34.9 million on August 31, 2001 and the availability under the Company’s revolving line of credit was $58.6 million.

      The Company believes that cash on hand, cash flow from operations, including planned inventory reductions during Fiscal 2002, and the availability of lease financing, together with borrowings available under the Congress Facility, will be adequate to support existing operations and the planned capital expenditures of the Company for Fiscal 2002.

Seasonality and Inflation

      The Company’s business is seasonal, and revenues and operating income are highest during the fourth quarter of the Company’s fiscal year. Working capital and related bank borrowings in prior years were usually lowest during the period beginning with the end of the Christmas holiday season and ending with the close of the Company’s fiscal year. Beginning in February, working capital and related bank borrowings have historically trended upward during the year until the fourth quarter. Borrowings have historically been highest in October and November due to capital expenditures and the building of inventory for the holiday season. The Company believes that, except for changes in the minimum wage mandated by the Federal government, inflation has not had a material effect on its operations and its internal and external sources of liquidity and working capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to risks resulting from interest rate fluctuations since interest on the Company’s borrowings under the Congress Facility are based on variable rates. If the Eurodollar rate were to increase 1% in Fiscal 2002 as compared to the rate at July 31, 2001, the Company’s interest expense for Fiscal 2002 would increase $0.6 million based on the outstanding balance of the Congress Facility at July 31, 2001. The Company does not hold any derivative instruments and does not engage in hedging activities.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

      As discussed above, in January 2001, the Company was sued in the Los Angeles Superior Court by a former store manager, claiming alleged failure to pay overtime wages to herself and all salaried similarly situated store employees. The Complaint does not specify any amount of the claims, either individually or on behalf of the class. The Company’s motion to strike the class action allegations was denied. The plaintiff’s motion to file an amended complaint was recently granted in part to allow for the addition of three new named plaintiffs and to expand the plaintiffs’ legal theory. However, the amended complaint has not yet been filed. The Company believes the allegations are without merit and intends to vigorously defend itself in this matter. However, no assurance can be provided as to its outcome. Management does not believe an adverse judgment against the Company would result in a material impact to the consolidated financial statements.

      On June 4, 2001, the Company received a copy of an Order entered by a Pennsylvania state court with respect to Reliance Insurance Company (“Reliance”). Reliance was the Company’s general and umbrella liability insurance carrier for the one-year period ended August 1, 1998. The Order stated that Reliance was placed in “Rehabilitation” under Pennsylvania’s Insurance Department Act. The Company is one of several named defendants in a personal injury lawsuit, Peterson v. Shappel Industries, Inc., et al., which relates to an event that occurred during the period the Company was insured by Reliance. On July 18, 2001, a $7.4 million judgment was entered against the Company in this lawsuit. The Company is in the process of appealing this decision. This judgment is within the scope of the insurance policy issued by Reliance. While it is not possible to predict the outcome of Reliance’s Rehabilitation, it is the Company’s understanding that, at the present time, Reliance is continuing to honor its obligations and pay its claims. The Company believes that liability, if any, under this lawsuit will be funded by Reliance.

      In addition, the Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position or results of operations of the Company.

Item 5.      Other Information

      None.

Item 6.      Exhibits and Reports on Form 8-K

      (a)  Exhibits

Exhibit
Number	Description

None.

      (b)  Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEREHOUSE ENTERTAINMENT, INC.

/s/ ANTONIO C. ALVAREZ, II

Antonio C. Alvarez, II
Chairman of the Board and Chief
Executive Officer, and Director
(Principal Executive Officer)

Date: September 14, 2001

/s/ MARK A. VELARDE

Mark A. Velarde
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
(Principal Financial Officer)

Date: September 14, 2001

/s/ MEHDI MAHDAVI

Mehdi Mahdavi
Vice President, Controller
(Principal Accounting Officer)

Date: September 14, 2001