Form 10-Q
period 2001-10-31
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 2001-12-21
CIK 1031754

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22289

                         WHEREHOUSE ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                 95-4608339
             (State or other jurisdiction of                        (IRS Employer Identification Number)
             incorporation or organization)

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

                         COMMON STOCK, $.01 PAR VALUE,
             11,001,421 SHARES OUTSTANDING AS OF DECEMBER 10, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WHEREHOUSE ENTERTAINMENT, INC.

                                     INDEX

                                                                        PAGE
                                                                        ----
FORWARD-LOOKING STATEMENTS...........................................     2

                       PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Consolidated Condensed Balance Sheets -- October 31, 2001
         (Unaudited) and January 31, 2001............................     3
         Consolidated Condensed Statements of Operations -- Three
         Months Ended October 31, 2001 and 2000 (Unaudited) and Nine
         Months Ended October 31, 2001 and 2000 (Unaudited)..........     4
         Consolidated Condensed Statements of Cash Flows -- Nine
         Months Ended October 31, 2001 and 2000 (Unaudited)..........     5
         Notes to Consolidated Condensed Financial Statements
         (Unaudited).................................................     6
Item 2.  Management's Discussion and Analysis of Financial Condition      8
         and Results of Operations...................................
Item 3.  Quantitative and Qualitative Disclosures About Market           12
         Risk........................................................

                        PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    13
Item 5.  Other Information...........................................    13
Item 6.  Exhibits and Reports on Form 8-K............................    13
SIGNATURES...........................................................    14

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

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         WHEREHOUSE ENTERTAINMENT, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              OCTOBER 31,    JANUARY 31,
                                                                  2001           2001
                                                              ------------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,130,000   $  2,457,000
  Receivables, net..........................................     4,951,000      1,343,000
  Inventories, net..........................................   193,695,000    197,147,000
  Income taxes receivable...................................     1,568,000      9,825,000
  Other current assets......................................     1,650,000      2,401,000
  Deferred taxes............................................     1,429,000      5,983,000
                                                              ------------   ------------
          Total current assets..............................   204,423,000    219,156,000
Property, equipment and improvements, net...................    49,473,000     67,132,000
Deferred income taxes.......................................                   19,886,000
Intangible assets, net......................................    28,571,000     34,510,000
Other assets, net...........................................     4,735,000      1,007,000
                                                              ------------   ------------
          Total assets......................................  $287,202,000   $341,691,000
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and bank overdraft.......................  $124,334,000   $129,042,000
  Accrued expenses..........................................    32,548,000     35,468,000
  Store closure reserves....................................     7,624,000      8,421,000
  Reorganization liabilities................................     1,202,000      1,242,000
  Current portion of long-term debt.........................     3,634,000      3,836,000
  Current portion of leases in excess of fair market
     value..................................................     3,270,000      3,270,000
  Current portion of capital lease obligations..............     4,986,000      6,090,000
                                                              ------------   ------------
          Total current liabilities.........................   177,598,000    187,369,000
Line of credit..............................................    57,228,000     35,123,000
Long-term debt..............................................       202,000        224,000
Capital lease obligations...................................    12,311,000     16,293,000
Leases in excess of fair market value.......................    15,234,000     18,195,000
Deferred rent and other long-term liabilities...............     4,405,000      5,181,000
                                                              ------------   ------------
          Total liabilities.................................   266,978,000    262,385,000
                                                              ------------   ------------
Shareholders' equity:
  Preferred stock, $.01 par value; shares authorized,
     3,000,000; shares issued, none
  Common stock, $.01 par value; shares authorized,
     24,000,000; shares issued, 11,026,421; shares
     outstanding, 11,001,421................................       110,000        110,000
  Additional paid-in-capital................................    94,510,000     94,453,000
  Retained earnings (deficit)...............................   (66,943,000)    (8,084,000)
  Treasury stock, 25,000 shares.............................      (338,000)      (338,000)
  Notes receivable..........................................    (7,115,000)    (6,835,000)
                                                              ------------   ------------
          Total shareholders' equity........................    20,224,000     79,306,000
                                                              ------------   ------------
          Total liabilities and shareholders' equity........  $287,202,000   $341,691,000
                                                              ============   ============

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                       ---------------------------   ---------------------------
                                       OCTOBER 31,    OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                           2001           2000           2001           2000
                                       ------------   ------------   ------------   ------------
                                                              (UNAUDITED)
Sale merchandise revenue.............  $128,554,000   $147,454,000   $427,519,000   $487,753,000
Rental revenue, net..................       853,000      1,342,000      3,233,000      4,398,000
                                       ------------   ------------   ------------   ------------
  Total revenues.....................   129,407,000    148,796,000    430,752,000    492,151,000
Cost of sale merchandise revenue.....    85,002,000     93,882,000    281,694,000    315,430,000
                                       ------------   ------------   ------------   ------------
  Gross profit.......................    44,405,000     54,914,000    149,058,000    176,721,000
Selling, general and administrative
  expenses...........................    48,180,000     54,677,000    152,958,000    167,677,000
Depreciation and amortization........     7,366,000      7,554,000     22,977,000     22,425,000
Loss on disposition of assets........     3,261,000        108,000      3,411,000        773,000
                                       ------------   ------------   ------------   ------------
  Loss from operations...............   (14,402,000)    (7,425,000)   (30,288,000)   (14,154,000)
Interest expense.....................     1,217,000      2,250,000      4,455,000      6,592,000
Interest income......................      (209,000)       (95,000)      (405,000)      (313,000)
Equity in loss from unconsolidated
  joint venture......................                    3,100,000                     9,143,000
                                       ------------   ------------   ------------   ------------
  Loss before income taxes...........   (15,410,000)   (12,680,000)   (34,338,000)   (29,576,000)
Income tax (expense) benefit.........   (32,092,000)     5,097,000    (24,521,000)    11,889,000
                                       ------------   ------------   ------------   ------------
  Net loss...........................  $(47,502,000)  $ (7,583,000)  $(58,859,000)  $(17,687,000)
                                       ============   ============   ============   ============
Net loss per common share:
  Basic..............................  $      (4.32)  $      (0.69)  $      (5.35)  $      (1.61)
                                       ============   ============   ============   ============
  Diluted............................  $      (4.32)  $      (0.69)  $      (5.35)  $      (1.61)
                                       ============   ============   ============   ============
Weighted average common shares
  outstanding -- Basic...............    11,001,421     11,001,421     11,001,421     10,984,538
                                       ============   ============   ============   ============
Weighted average common shares and
  common equivalent shares
  outstanding -- Diluted.............    11,001,421     11,001,421     11,001,421     10,984,538
                                       ============   ============   ============   ============

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                         WHEREHOUSE ENTERTAINMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                   NINE MONTHS ENDED
                                                              ---------------------------
                                                              OCTOBER 31,    OCTOBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                      (UNAUDITED)
OPERATING ACTIVITIES:
Net loss....................................................  $(58,859,000)  $(17,687,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................    22,977,000     22,425,000
  Loss on disposition of assets.............................     3,411,000        773,000
  Rental amortization included in cost of rentals...........     2,717,000      2,688,000
  Book value of rental inventory dispositions, included in
    cost of rentals.........................................       314,000        477,000
  Loss on investment in joint venture.......................                    9,143,000
  Stock option compensation.................................        57,000         37,000
  Interest on notes receivable..............................      (280,000)      (280,000)
  Deferred income taxes.....................................    24,440,000    (12,681,000)
  Changes in operating assets and liabilities:
    Receivables, net........................................      (250,000)     6,372,000
    Inventories, net........................................   (18,932,000)   (10,257,000)
    Rental inventory purchases..............................    (2,777,000)    (2,967,000)
    Income taxes receivable/payable.........................     8,257,000
    Other current assets....................................       731,000        270,000
    Accounts payable, accrued expenses and other current
     liabilities............................................    (7,656,000)    (6,696,000)
    Store closure and leases in excess of FMV reserves......    (3,241,000)    (4,633,000)
    Other long-term liabilities.............................      (776,000)        (5,000)
                                                              ------------   ------------
      Net cash used in operating activities.................   (29,867,000)   (13,021,000)
                                                              ------------   ------------
INVESTING ACTIVITIES:
Purchase of property, equipment and improvements............    (6,659,000)   (10,120,000)
Proceeds from sale of stores................................    18,236,000
Investment in joint venture.................................                  (17,826,000)
Decrease (increase) in other assets.........................         4,000        115,000
                                                              ------------   ------------
      Net cash provided by (used in) investing activities...    11,581,000    (27,831,000)
                                                              ------------   ------------
FINANCING ACTIVITIES:
Net borrowings under line of credit.........................    22,105,000     40,959,000
Payments on capital lease obligations and long-term debt....    (5,106,000)    (4,379,000)
Proceeds from sale of common stock..........................                    5,000,000
Settlement of pre-petition claims...........................       (40,000)      (311,000)
                                                              ------------   ------------
      Net cash provided by financing activities.............    16,959,000     41,269,000
                                                              ------------   ------------
Net (decrease) increase in cash and cash equivalents........    (1,327,000)       417,000
Cash and cash equivalents at beginning of the period........     2,457,000      4,531,000
                                                              ------------   ------------
Cash and cash equivalents at end of the period..............  $  1,130,000   $  4,948,000
                                                              ============   ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest................................................  $  4,059,000   $  6,450,000
    Income taxes, net.......................................  $ (7,937,000)  $    367,000

Non-cash investing and financing activities:

    The Company incurred capital lease obligations of $377,000 and $853,000 for the purchase of certain equipment during the nine months ended October 31, 2001 and October 31, 2000, respectively.

    The Company recorded notes receivable which totaled $6,075,000 in connection with the sale of 64 Wherehouse Music stores during the nine months ended October 31, 2001.
See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

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

     The interim unaudited consolidated condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal, so operating results for the nine months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending January 31, 2002 ("Fiscal 2002"). For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the Company's fiscal year ended January 31, 2001 ("Fiscal 2001").

2.  DISPOSITION OF STORES

     On August 9, 2001, the Company completed the sale of sixty-four (64) Wherehouse Music stores to The Music Network ("TMN") for approximately $25.9 million which was comprised of $19.8 million in cash and $6.1 million in notes receivable less approximately $0.6 million in costs to complete the transaction. Approximately $0.9 million of the cash proceeds were in escrow and were received subsequent to October 31, 2001. In addition, the Company received warrants to purchase 90,440 shares or approximately 1.75% of TMN for $0.01 per share. Management has valued these warrants at a de minimus amount. The majority of the stores sold to TMN are located in Florida, North Carolina, South Carolina and Tennessee, with a few located in Georgia and Alabama. As part of the transaction, the Company also granted the rights to the Turtle's Music trade brand to TMN. The subject stores accounted for $63.6 million in total revenues for the fiscal year ended January 31, 2001 and $26.8 million in total revenues for the nine months ended October 31, 2001. The net tangible book value of the assets sold amounted to approximately $25.3 million. In addition, the Company also wrote off approximately $3.3 million of goodwill which was attributable to the sold stores. The Company is also obligated to fulfill lease commitments should TMN default on certain obligations.

3.  E-COMMERCE

     For the nine-month period ended October 31, 2000, the Company recognized a loss of $9.1 million related to its equity investment in Checkout.com, an Internet content provider and e-commerce retailer of music, movies and games. As of October 31, 2000, the Company's investment in the joint venture amounted to $17.8 million. As a result of significant operating losses experienced by CheckOut.com, CheckOut.com ceased operation of its Internet site in February, 2001. For Fiscal 2001, a $20.6 million loss on investment in joint venture was recorded by the Company which included $11.1 million representing the Company's share in the joint venture's operating losses and $9.5 million representing a loss due to the impairment in value of the remaining investment. During November 2001, the Company re-launched its Internet e-commerce site, "Wherehousemusic.com".

4.  INCOME TAXES

     During the quarter ended October 31, 2001, the Company recorded a valuation allowance for a significant portion of its total deferred income tax assets in the amount of $32.1 million as a result of recurring losses from operations. Such valuation allowance will be reversed when the Company returns to profitability at levels sufficient to realize such deferred income tax assets.

                         WHEREHOUSE ENTERTAINMENT, INC.

                                  (UNAUDITED)

5.  LITIGATION

     In January, 2001, the Company was sued in the Los Angeles Superior Court by a former store manager, claiming alleged failure to pay overtime wages to herself and all similarly situated salaried store employees. The Complaint does not specify any amount of the claims, either individually or on behalf of the class. Thereafter, the Complaint was amended to add three additional named plaintiffs. The amended Complaint seeks relief on behalf of both store managers and assistant managers going back to 1997. The Company's motions to strike the class action allegations have been denied. A limited amount of discovery has been conducted to date.

     In October, 2001, a second class action suit was filed with respect to store managers and assistant managers by different named plaintiffs and different lawyers. It also seeks overtime pay and, in addition, asserts claims for meal break and rest break penalties. No case activity has taken place in the second case to date. The Company believes the allegations in both suits are without merit and intends to vigorously defend itself in these matters. However, no assurance can be provided as to its outcome. Management does not believe an adverse judgment against the Company would result in a material impact to the consolidated financial statements.

     On July 18, 2001, the Santa Clara County, California Superior Court entered a $7.6 million judgment against the Company in a personal injury lawsuit encaptioned Peterson, et al. v. Shapell Industries (the "Peterson Lawsuit"). While the Company was insured for this judgment, its insurer, Reliance Insurance Company, was ordered liquidated by the State of Pennsylvania on October 3, 2001. As such, it is unknown at present whether, and to what extent, assets of the insurer will be available to the Company subsequent to a formal liquidation proceeding. Pending this outcome, California's Insurance Guarantee Fund ("CIGA") has engaged appellate counsel on behalf of the Company. CIGA has also facilitated the posting of an appellate bond to stay execution of the Peterson judgment pending the outcome of the Company's appeal. The Company was required by the bonding company to provide an $11.4 million letter of credit as security for the appellate bond. Management, based on the advice of legal counsel, believes that it is reasonably possible that it will either prevail on appeal or be successful in an alternative legal strategy and accordingly has not recorded a liability for the judgment in the accompanying financial statements.

     In addition, the Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position or results of operations of the Company.

6.  ACCOUNTING POLICY CHANGE

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired in a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. The Company is required to implement SFAS No. 142 on February 1, 2002 and, at that time, will stop amortizing goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. Goodwill is currently being amortized at approximately $3.3 million annually. The Company is currently evaluating the provisions of SFAS No. 142 and has not yet determined any additional effects that adoption of these standards will have on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This discussion should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for Fiscal 2001.

RESULTS OF OPERATIONS

  FOR THE QUARTERS ENDED OCTOBER 31, 2001 AND OCTOBER 31, 2000

  Revenues

     Total revenues were $129.4 million and $148.8 million for the quarters ended October 31, 2001 (the third quarter of Fiscal 2002) and October 31, 2000 (the third quarter of Fiscal 2001), respectively. The decrease of $19.4 million was primarily attributable to decreases in net revenues of $17.2 million due to the closure of 34 stores since August 1, 2000 and the sale of 64 stores sold during the three months ended October 31, 2001, same store sales decreases in net revenues of $1.9 million and the reduction of net rental revenue of $0.5 million.

     A summary of total sale merchandise and rental revenue by category is provided below:

                      SALE MERCHANDISE AND RENTAL REVENUES
                                  BY CATEGORY

                                                                  QUARTER ENDED
                                                                   OCTOBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Sale merchandise revenue:
  Music.....................................................   $105.2      $125.6
  Other, principally sales of new videocassettes, DVDs,
     video game software and hardware, general merchandise
     and ticket commissions.................................     23.4        21.9
                                                               ------      ------
          Total sale merchandise revenue....................    128.6       147.5
Rental revenue, net.........................................      0.8         1.3
                                                               ------      ------
          Total revenue.....................................   $129.4      $148.8
                                                               ======      ======

     A. Sale merchandise revenue. Sale merchandise revenue includes prerecorded music, new videocassettes, DVDs, and video game software and hardware (collectively referred to as "sale merchandise"). Management defines same-store sales as sales from stores that were open for the full period in both periods of comparison. On a same-store basis, excluding the 34 stores closed since August 1, 2000 and the 64 stores sold during the three months ended October 31, 2001, sale merchandise revenue decreased by approximately 1.5% during the third quarter of Fiscal 2002 as compared to the third quarter of Fiscal 2001. Same-store sales for the three months ended October 31, 2001 were trending positively prior to the events of September 11, 2001. Since September 11, 2001, sales have been adversely impacted by the general economic downturn. Also contributing to the decrease in same-store sales is continuing competition from certain "big-box" retailers selling selected new music releases at or below cost. Partially offsetting these decreases were increased sales of DVD and used music.

     B. Rental revenue, net. Rental revenue, net includes the proceeds from the rental of videocassettes, DVDs, video games and game players, and from the sale of previously viewed videocassettes and previously played video games, net of cost of rentals. Rental revenue, net was $0.8 million in the third quarter of Fiscal 2002 and $1.3 million in the third quarter of Fiscal 2001, representing a decrease due to the Company's de-emphasis of the rental portion of its business.

     C. Competition and Economic Factors. The Company believes that, in the future, its business and same-store revenues may be impacted by various competitive and economic factors. These factors include, but are not limited to, consumer tastes, new releases of music, DVD, videocassette and video game titles available for sale or rental, the increasing popularity of the Internet as an avenue for retailing and other direct-to-consumer alternatives, and technological developments such as digital downloading and the use of CD "burners" to copy, as well as general economic trends impacting retailers and consumers. In addition, in recent years the Company's sale merchandise and rental revenues have been impacted by increased competition from other music and video specialty chains, consumer electronics superstores, discounters and mass merchandisers. Consolidation continues to occur in the home entertainment industry and the Company continues to study industry developments in developing its own strategies.

  Cost of Sale Merchandise Revenue

     Cost of sale merchandise revenue was $85.0 million for the third quarter of Fiscal 2002, as compared with $93.9 million for the same period last year, a decrease of $8.9 million. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 66.1% for the third quarter of Fiscal 2002 as compared with 63.7% for the third quarter of Fiscal 2001. As a percentage of total revenues for the third quarter of Fiscal 2002, sales of higher margin new music product continued to decrease and sales of lower margin DVD product continued to increase, which offset the benefit from an increase of higher margin used music product. In addition, decreases in sales prices related to several mid-line new music promotional events also caused downward pressure on gross profit margins.

  Operating Expenses

     Selling, general and administrative ("SG&A") expenses for the third quarter of Fiscal 2002 were $48.2 million, compared to $54.7 million for the third quarter of Fiscal 2001, a decrease of $6.5 million. The decrease is primarily attributable to a reduction of $8.0 million in operating expenses at the Company's stores due to the sale of 64 stores. In addition, improvements in operating efficiencies and expense reductions partially offset cost of living increases in payroll, CPI increases in occupancy costs and similar inflationary increases in utility and other costs. SG&A expenses were 37.2% of revenue in the third quarter of Fiscal 2002, compared to 36.8% of revenue in the third quarter of Fiscal 2001, an increase of 0.4%.

     Depreciation and amortization expense was $7.4 million in the third quarter of Fiscal 2002 compared to $7.6 million in the third quarter of Fiscal 2001, an decrease of $0.2 million. The decrease is principally related to the sale of certain assets to TMN (see Note 2 to Item 1 above).

  Interest Expense

     Interest expense for the third quarter of Fiscal 2002 was $1.2 million, compared to $2.3 million for the third quarter of Fiscal 2001, a decrease of $1.1 million. This decrease was primarily attributable to a reduction in the average interest rates paid by the Company on its borrowings under the Company's revolving line of credit with Congress Financial Corporation (Western) (the "Congress Facility") of approximately 340 basis points in the third quarter of Fiscal 2002 as compared to the third quarter of Fiscal 2001. Also contributing to the decline was lower average borrowings under the Congress Facility during the third quarter of Fiscal 2002. Borrowings under the Congress Facility were used mainly for the funding of working capital and, in the third quarter of Fiscal 2001, to fund the investment in CheckOut.com.

  Interest Income

     Interest income for the third quarter of Fiscal 2002 was $0.2 compared to $0.1 for the third quarter of Fiscal 2001. The increase in interest income is attributable to the notes receivable related to the sale of certain assets to TMN. Interest income also includes notes receivable from shareholders.

  Loss from Investment in Joint Venture

     The Company had a 49% interest in the CheckOut.com joint venture and accounted for this investment under the equity method of accounting. For the third quarter of Fiscal 2001, the Company recognized a $3.1 million loss related to its share of the losses of CheckOut.com. CheckOut.com continued to experience significant operating losses and ceased operations of its Internet site in February 2001.

  Income Taxes

     The income tax expense of $32.1 million for the quarter ended October 31, 2001, represents the valuation allowance provided against a significant portion of the Company's deferred income tax assets due to recurring losses from the Company's operations. Such valuation allowance will be reversed when the Company returns to profitability at levels sufficient to realize such deferred income tax assets.

  FOR THE NINE MONTHS ENDED OCTOBER 31, 2001 AND OCTOBER 31, 2000

  Revenues

     Total revenues were $430.8 million and $492.2 million for the nine months ended October 31, 2001 and October 31, 2000, respectively. The decrease of $61.4 million was primarily attributable to decreases in net revenues of $34.9 million due to the closure of 54 stores since February 1, 2000 and the sale of 64 stores during the three months ended October 31, 2001, same store sales decreases in net revenues of $26.3 million and the reduction of net rental revenue of $1.2 million

     A summary of total sale merchandise and rental revenue by category is provided below:

                      SALE MERCHANDISE AND RENTAL REVENUES
                                  BY CATEGORY

                                                                NINE MONTHS ENDED
                                                                   OCTOBER 31,
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
Sale merchandise revenue:
  Music.....................................................   $354.4       $420.6
  Other, principally sales of new videocassettes, DVDs,
     video game software and hardware, general merchandise
     and ticket commissions.................................     73.1         67.2
                                                               ------       ------
          Total sale merchandise revenue....................    427.5        487.8
Rental revenue, net.........................................      3.2          4.4
                                                               ------       ------
          Total revenue.....................................   $430.8       $492.2
                                                               ======       ======

     A. Sale merchandise revenue. On a same-store basis, excluding the 54 stores closed since February 1, 2000 and the 64 stores sold during the during the three months ended October 31, 2001, sale merchandise revenue decreased by approximately 6.2% during the nine months ended October 31, 2001 as compared to the same period last year. The primary reasons for the decrease were a weak new release schedule for music products that continued during most of the nine month period ended October 31, 2001, and competition from certain "big-box" retailers selling selected new music releases at or below cost. Partially offsetting these decreases were increased sales of DVD and used music.

     B. Rental revenue, net. Rental revenue, net was $3.2 million in the nine months ended October 31, 2001 and $4.4 million in the nine months ended October 31, 2000, representing a decrease of $1.2 million or 27.3% due to the Company's de-emphasis of the rental portion of its business.

  Cost of Sale Merchandise Revenue

     Cost of sale merchandise revenue was $281.7 million for the nine months ended October 31, 2001, as compared with $315.4 million for the same period last year, a decrease of $33.7 million. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 65.9% for the nine months ended October 31, 2001 as compared with 64.7% for the nine months ended October 31, 2000. As a percentage of total revenues for the nine months ended October 31, 2001, sales of higher margin new music product continued to decrease and sales of lower margin DVD product continued to increase, which offset the benefit from an increase of higher margin used music product In addition, decreases in sales prices related to several mid-line new music promotional events also caused pressure on gross profit margins.

  Operating Expenses

     SG&A expenses for the nine months ended October 31, 2001 were $153.0 million, compared to $167.7 million for the nine months ended October 31, 2000, a decrease of $14.7 million. The decrease includes a reduction of $12.9 million in operating expenses at the Company's stores due to store closures and the sale of 64 of the Company's stores. In addition, cost of living increases in payroll, CPI increases in occupancy costs and similar inflationary increases in utility and other costs were more than offset by improvements in operating efficiencies and expense reductions. SG&A expenses were 35.5% of revenue in the nine months ended October 31, 2001, compared to 34.1% of revenue in the nine months ended October 31, 2000, an increase of 1.4%.

     Depreciation and amortization expense was $23.0 million in the nine months ended October 31, 2001 compared to $22.4 million in the nine months ended October 31, 2000, an increase of $0.6 million. The increase is principally related to capital expenditures over the last twelve months for the acquisition of property, equipment and system improvements.

  Interest Expense

     Interest expense for the nine months ended October 31, 2001 was $4.5 million, compared to $6.6 million for the nine months ended October 31, 2000, a decrease of $2.1 million. This decrease was partially attributable to lower average borrowings under the Congress Facility. Also contributing to the decline was a reduction in the average interest rates paid by the Company on its borrowings under the Congress Facility of approximately 210 basis points in the nine months ended October 31, 2001 as compared to the nine months ended October 31, 2000.

  Interest Income

     Interest income for the nine months ended October 31, 2001 was $0.4 compared to $0.3 for the nine months ended October 31, 2000. The increase in interest income is attributable to the notes receivable related to the sale of certain assets to TMN.

  Loss from Investment in Joint Venture

     For the nine months ended October 31, 2000, the Company recognized a $9.1 million loss related to its share of the losses of CheckOut.com. CheckOut.com continued to experience significant operating losses and ceased operations of its Internet site in February 2001.

  Income Taxes

     The income tax expense of $24.5 million for the nine months ended October 31, 2001, reflects the $32.1 valuation allowance provided against a significant portion of the Company's deferred income tax assets due to losses from the Company's operations in the quarter ended October 31, 2001. Such valuation allowance will be reversed when the Company returns to profitability at levels sufficient to realize such deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended October 31, 2001 and the nine months ended October 31, 2000, the Company's net cash used in operating activities was $29.9 million and $13.0 million, respectively. The most significant use of cash during this period was related to seasonal and non-seasonal inventory purchases as evidenced by higher inventory levels, $18.9 million and a decrease in accounts payable, accrued expenses and other current liabilities, $7.7 million. Seasonal inventory purchases typically begin during the third quarter and continue into the fourth quarter, while payment is typically due in the first quarter of the fiscal year. Non-seasonal inventory purchases are made throughout the year and fluctuate with the timing and strength of new releases.

     Net cash provided by investing activities during the nine months ended October 31, 2001 was $11.6 million primarily due to $18.2 million in proceeds received from the sale of assets to TMN, partially offset by capital expenditures totaling $6.7 million for the acquisition of property, equipment and improvements. Financing of capital expenditures has generally been provided by cash by operations and borrowings under the Congress Facility. During the nine months ended October 31, 2000, net cash used in investing activities included $17.8 million invested in the Company's joint venture with CheckOut.com.

     Net cash provided by financing activities for the nine months ended October 31, 2001 was $17.0 million due to net borrowings under the Congress Facility of $22.1 million, offset partially by payments of $5.1 million on capital lease obligations and long-term debt.

     As of October 31, 2001, there was an outstanding loan balance of $57.2 million and there were no outstanding letters of credit under the Congress Facility. The Company estimates that its availability under its revolving line of credit at October 31, 2001 was $51.2 million. On November 29, 2001, the Company was required to post a letter of credit of $11.4 million as security for an appellate bond issued to stay execution of the judgment in the Peterson Lawsuit, discussed above, pending the outcome of the Company's appeal. As of December 17, 2001, the Company estimates that its availability under its revolving line of credit was $63.0 after giving effect to the $11.4 million letter of credit.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to risks resulting from interest rate fluctuations since interest on the Company's borrowings under the Congress Facility are based on variable rates. If the Eurodollar rate were to increase 1% in Fiscal 2002 as compared to the rate at October 31, 2001, the Company's interest expense for Fiscal 2002 would increase $0.6 million based on the outstanding balance of the Congress Facility at October 31, 2001. The Company does not hold any derivative instruments and does not engage in hedging activities.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As discussed above, in January, 2001, the Company was sued in the Los Angeles Superior Court by a former store manager, claiming alleged failure to pay overtime wages to herself and all similarly situated salaried store employees. The Complaint does not specify any amount of the claims, either individually or on behalf of the class. Thereafter, the Complaint was amended to add three additional named plaintiffs. The amended Complaint seeks relief on behalf of both store managers and assistant managers going back to 1997. The Company's motions to strike the class action allegations have been denied. A limited amount of discovery has been conducted to date.

     In October 2001, a second class action suit was filed with respect to store managers and assistant managers by different named plaintiffs and lawyers. It also seeks overtime pay and, in addition, asserts claims for meal break and rest break penalties. No case activity has taken place in the second case to date. The Company believes the allegations in both suits are without merit and intends to vigorously defend itself in these matters. However, no assurance can be provided as to its outcome. Management does not believe an adverse judgment against the Company would result in a material impact to the consolidated financial statements.

     On July 18, 2001, the Santa Clara County, California Superior Court entered a $7.6 million judgment against the Company in a personal injury lawsuit encaptioned Peterson, et al. v. Shapell Industries (the "Peterson Lawsuit"). While the Company was insured for this judgment, its insurer, Reliance Insurance Company, was ordered liquidated by the State of Pennsylvania on October 3, 2001. As such, it is unknown at present whether, and to what extent, assets of the insurer will be available to the Company subsequent to a formal liquidation proceeding. Pending this outcome, California's Insurance Guarantee Fund ("CIGA") has engaged appellate counsel on behalf of the Company. CIGA has also facilitated the posting of an appellate bond to stay execution of the Peterson judgment pending the outcome of the Company's appeal. The Company was required by the bonding company to provide an $11.4 million letter of credit as security for the appellate bond. Management, based on the advice of legal counsel, believes that it is reasonably possible that it will either prevail on appeal or be successful in an alternative legal strategy and accordingly has not recorded a liability for the judgment in the accompanying financial statements.

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

Date: December 21, 2001

                                                  /s/ MARK A. VELARDE
                                          --------------------------------------
                                                     Mark A. Velarde
                                                Executive Vice President,
                                               Chief Financial Officer and
                                               Chief Administrative Officer
                                              (Principal Financial Officer)

Date: December 21, 2001

                                                   /s/ MEHDI MAHDAVI
                                          --------------------------------------
                                                      Mehdi Mahdavi
                                                Vice President, Controller
                                              (Principal Accounting Officer)

Date: December 21, 2001