Form 10-K
period 2002-01-31
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 2002-05-01
CIK 1031754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22289

Wherehouse Entertainment, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4608339 (I.R.S. Employer Identification Number)

19701 Hamilton Avenue

Torrance, California 90502-1334
(Address of principal executive offices including ZIP code)

(310) 965-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of April 19, 2002, the aggregate book value of the estimated voting and non-voting stock held by non-affiliates of the registrant was $5,180,679.(1)

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐

      As of April 19, 2002, 11,413,324 shares of the registrant’s common stock were issued and 11,388,324 were outstanding and approximately 23,850 additional shares were expected to be issued pursuant to a bankruptcy plan of reorganization (see Item 1 — “Business — Reorganization Under Chapter 11” below) and a related anti-dilution provision of a stock subscription agreement with A&M Investment Associates #3, LLC.

(1)	There is no established trading market for the voting stock of the registrant. Accordingly, the registrant has utilized book value per share for purposes of the foregoing calculations concerning voting and non-voting stock held by non-affiliates. This calculation of book value per share is not intended to represent the price at which those shares trade. As of April 19, 2002, 11,413,324 shares of the registrant’s voting stock were issued and 11,388,324 were outstanding. All but 1,329,236 of those shares were issued pursuant to a bankruptcy plan of reorganization. See Item 1 — “Business — Reorganization Under Chapter 11” below. At April 19, 2002, the registrant estimates that approximately 23,850 additional shares of its voting stock may be issued pursuant to the plan of reorganization and a related anti-dilution provision of a stock subscription agreement with A&M Investment Associates #3, LLC, after which a total of approximately 11,437,174 shares of the registrant’s voting stock will be issued and 11,412,174 will be outstanding. The registrant estimates that of the number of total outstanding shares, approximately 2,272,228 shares will be held by non-affiliates of the registrant. The book value of voting and non-voting stock held by non-affiliates of the registrant specified above assumes the issuance of all 11,437,174 shares.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The sections of this Annual Report on Form 10-K containing such forward-looking statements include “Business — Acquisition of Blockbuster Music”, “Business — Reorganization Under Chapter 11”, “Business — Merchandise Sale Products”, “Business — Video and Other Product Rentals”, “Business — Industry Competitive Environment” under Item 1 below; “Holders” under Item 5 below; and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below. Statements in this Annual Report on Form 10-K which address activities, events or developments that the registrant expects or anticipates will or may occur in the future, including such things as future issuance of shares, future capital expenditures (including the amount and nature thereof), expansion and other developments and technological trends of industry segments in which the registrant is active, business strategy, expansion and growth of the registrant’s and its competitors’ business and operations and other such matters are forward-looking statements. You can find many of these statements by looking for words like “believes”, “expects”, “anticipates”, or similar expressions in this Annual Report on Form 10-K. Although the registrant believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the registrant.

      The registrant’s operations are subject to factors outside its control. Any one, or a combination, of these factors could materially affect the results of the registrant’s operations. These factors include (a) changes in levels of competition from current competitors and potential new competition from both non-traditional retailers of the Company’s products and alternative methods or channels of distribution such as Internet and telephone shopping services and mail order; (b) loss of a significant vendor or prolonged disruption of product supply; (c) the presence or absence of popular new releases and products in the product categories the registrant represents; (d) changes in levels of consumer spending, especially during seasonally significant periods; (e) changes in Federal and state income tax rules and regulations or interpretations of existing legislation; (f) changes in the general economic conditions in the United States including, but not limited to, consumer sentiment about the economy in general; (g) regulatory changes, which may adversely affect the business in which we are engaged; (h) the ability to attract and retain key personnel; and (i) adverse results in significant litigation matters.

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

PART I

Item 1.     Business

General

      Wherehouse Entertainment, Inc (“Wherehouse”), in terms of both revenues and store count, is one of the largest retailers of prerecorded music in the United States. Wherehouse sells prerecorded music, videocassettes, DVDs, video games, personal electronics (including personal stereos, portable stereos, headphones and related merchandise), blank audiocassettes and videocassettes, and accessories. In Fiscal 2002, on a consolidated basis, sales of prerecorded music, videocassettes, DVDs, video games, accessories and personal electronics accounted for 99.3% of the Company’s revenues.

      As of January 31, 2002, Wherehouse operated 407 stores in 23 states. Since January 31, 2002, the Company closed two stores and opened one store. All but 13 of Wherehouse’s stores operate under the name “The Wherehouse”, “Wherehouse Music” or “Wherehouse Entertainment”. The remaining stores operate under the names “Tu Musica”, “Xchange”, “Wherehouse Outlet” and “Odyssey”.

      The Company’s fiscal year ends on January 31. References to “Fiscal 2002”, “Fiscal 2001” and “Fiscal 2000” refer to the fiscal years ended January 31, 2002, January 31, 2001, and January 31, 2000, respectively.

Industry Overview

      The Recording Industry Association of America (“RIAA”) reported that domestic unit sales for all music products declined by 10.3% from 2000 to 2001, with total U.S. shipments dropping from 1.08 billion units shipped in 2000 to 968.6 million in 2001. RIAA attributed this decline in large part to online piracy and CD-burning. According to an RIAA commissioned survey, 23% of music consumers surveyed confirmed they are forgoing purchases of music because they are downloading and or copying their music for free. In the survey, over 50% of those that have downloaded music for free have made copies of it. This compares to 13% just two years ago. Supporting this increase, the study found ownership of CD burners has nearly tripled since 1999. According to the International Federation of the Phonographic Industry, global piracy costs the recording industry over $4 billion per year. Shipments of cassettes declined sharply during 2001 to $363 million, down 41.9% from 2000, as the format continued to lose favor with music consumers.

History

      The registrant, Wherehouse Entertainment, Inc. (“New Wherehouse”) was incorporated under the laws of the State of Delaware on November 15, 1996 as WEI Acquisition Co. On January 31, 1997, New Wherehouse acquired substantially all the assets of Wherehouse Dissolution Co. (“Old Wherehouse”), a Delaware corporation, and Old Wherehouse’s parent company, WEI Holdings, Inc., a Delaware corporation (“WEI”), pursuant to a Chapter 11 plan of reorganization (as described in “Reorganization Under Chapter 11” below). Prior to such acquisition, Old Wherehouse was known as “Wherehouse Entertainment, Inc.”, and, after such acquisition, Old Wherehouse changed its name to “Wherehouse Dissolution Co”. After acquiring substantially all the assets of Old Wherehouse, New Wherehouse changed its name to “Wherehouse Entertainment, Inc.”, and, as the successor to Old Wherehouse, has undertaken to continue the obligations of Old Wherehouse to file all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. Except as expressly indicated or unless the context otherwise requires, the “Company”, “Wherehouse”, “we”, “our”, or “us” means Wherehouse Entertainment, Inc. and its subsidiaries and, where the discussion relates to the continuing business operations of Old Wherehouse and New Wherehouse and its subsidiaries, New Wherehouse and Old Wherehouse, collectively.

Acquisition of Blockbuster Music

      On October 26, 1998, pursuant to a Stock Purchase Agreement dated as of August 10, 1998 (the “Purchase Agreement”), the Company acquired (the “Acquisition”) from Viacom International Inc.

(“Seller”) all of the capital stock of certain retail music subsidiaries of the Seller (the “Acquired Business”). The Acquired Business operated under the name “Blockbuster Music” and is referred to as “Blockbuster Music” throughout this Report on Form 10-K. The Acquired Business consisted of 378 Blockbuster Music stores (the “Acquired Stores”) in 33 states. In June 1999, the Company completed the systems integration of the Acquired Stores, and all of the Acquired Stores are currently operating under the “Wherehouse Music” name. The initial purchase price was subject to a purchase price adjustment mechanism based on working capital as set forth in the Purchase Agreement. On September 8, 1999, the Company reached an agreement with the Seller with respect to this purchase price adjustment based on working capital plus a settlement of certain other issues. The final purchase price was $122.3 million, including direct acquisition costs of $4.7 million.

      The Acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the Acquisition date based on valuations and other studies.

Disposition of Stores

      On August 9, 2001, the Company completed the sale of sixty-four (64) Wherehouse Music stores to The Music Network (“TMN”) for approximately $25.7 million, which was comprised of $21.0 million in cash and $4.7 million in notes receivable, less approximately $0.6 million in costs to complete the transaction. In addition, the Company received warrants to purchase 90,440 shares or approximately 1.75% of TMN for $0.01 per share. Management has valued these warrants at a de minimus amount. The majority of the stores sold to TMN are located in Florida, North Carolina, South Carolina and Tennessee, with a few located in Georgia and Alabama. As part of the transaction, the Company also granted the rights to the Turtle’s Music trade brand to TMN. The subject stores accounted for $63.6 million in total revenues for the fiscal year ended January 31, 2001 and $26.8 million in total revenues for the fiscal year ended January 31, 2002. The net tangible book value of the assets sold amounted to approximately $25.3 million. In addition, the Company also wrote off approximately $3.3 million of goodwill, representing the approximate loss on disposition of assets attributable to the sold stores. The Company is also obligated to fulfill lease commitments should TMN default on certain obligations.

Merchandise Sale Products

      Wherehouse’s primary revenue source is the sale of merchandise. Wherehouse stores generally sell a broad array of entertainment products, including prerecorded music, videocassettes, DVDs, video games, accessories and personal electronics. The percentage of total revenue contributed by merchandise sales was 99.3% in Fiscal 2002. Wherehouse’s other revenue source is the rental of prerecorded videocassettes, DVDs and other products.

      With input from store management and a product allocation team, Wherehouse’s inventory management systems are intended to tailor each store’s product selections and merchandise mix to local market demand and maximize the availability of the most popular titles at each store, subject to store size constraints. Wherehouse’s stores have been designed to facilitate quick service and to accommodate changes in industry trends and product offerings. Each product line is monitored for profitability.

      The Company sells used products, including used CDs, DVDs and games in the majority of its stores. Prior to the Acquisition, the Blockbuster Music stores did not sell used CDs. During Fiscal 2000, the Company expanded the used CD product line to most of the non-mall Blockbuster Music stores.

      Prerecorded videocassettes and DVDs (feature films, music videos, and self-improvement programming) represent, after music, Wherehouse’s second largest sale product category. As of January 31, 2002, all but one of the Company’s stores sold prerecorded videocassettes and all stores sold DVDs. As box-office “hit” motion pictures continue to be released to the videocassette and DVD sell-through market at reduced prices, industry-wide sales of this category have increased.

      Wherehouse sells video game hardware and software, blank audio and videocassette tapes, music and video maintenance care products, carrying cases, storage units, and personal electronics. Wherehouse also collects commissions on event tickets sold under an affiliation with Ticketmaster.

Advertising and Promotion

      Wherehouse employs advertising, promotion, pricing, and presentation in a coordinated manner to generate customer awareness of its breadth of product and value pricing on selected items, and to induce trial and repeat purchases of its products and video rental services. Wherehouse advertises on a regular and frequent basis in a variety of broadcast and print media, including radio, television, newspaper, direct mail and freestanding inserts. The advertising generally emphasizes immediate availability of hit products at competitive prices, as well as access to a broad array of catalog products. With its current operations covering 23 states, the Company continues to expand its marketing relationships to pursue national promotional opportunities.

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

Trade Customs and Practices

      Most of the Company’s music purchases are protected by return policies offered by major manufacturers. The return privilege generally exists for each music title as long as that title remains in the current music catalog of a manufacturer. Catalog changes are generally made only after advance notice, allowing the Company to return excess inventory before a title is discontinued. Most of the Company’s major pre-recorded music suppliers provide unlimited returns of unopened items, but generally charge return penalties of varying amounts. The major suppliers do not accept returns of opened merchandise on the same basis as unopened items, but do generally provide the Company with certain additional return allowances. As of January 31, 2002, the Company enjoyed normal return privileges with all of its vendors. Pricing and return policies of the Company’s major distributors are subject to change.

Store and Site Selection

      As of January 31, 2002, the Company operated 407 stores in 23 states. The table below sets forth store openings, store acquisitions, store closings and the total number of the Company’s stores for the last three fiscal years:

	Total Stores	Stores
	at Beginning					Stores at End
Fiscal Year Ended January 31,	of Period	Opened	Acquired	Closed	Sold	of Period

2002	497	2	0	28	64	407
2001	529	3	0	35	0	497
2000	579	1	0	51	0	529

      The Company evaluates growth opportunities within the context of its strategies and evaluates future store closing decisions, principally at lease expiration, based upon individual store performance.

      As of January 31, 2002, the Company operated 407 stores comprising approximately 3,286,545 square feet, a decrease of approximately 559,855 square feet compared to January 31, 2001.

Store Operations and Distribution

      Store Location. As of January 31, 2002, the Company had 349 stores located in strip centers or freestanding buildings and 58 stores located in malls. Strip center and freestanding locations range in size from 1,200 to 20,200 square feet and mall stores range in size from 700 to 10,200 square feet.

      Retail Presentation. Prior to the Acquisition, the Company had updated its retail presentation through the use of new in-store signage, expansion of several product categories and, in certain stores, the introduction of new product lines.

      Subsequent to the Acquisition, and as an integral part of the process of converting the former Blockbuster Music stores into Wherehouse stores, the Company introduced a new logo, Wherehouse Music. This change is a part of the Company’s brand awareness program, which has been introduced in all markets.

      Distribution. Central to Wherehouse’s strategy of providing a broad merchandise selection to its customers (e.g., multiple copies of hits, select copies of catalog products, and high quality in-stock condition) is its ability to distribute product quickly and cost-effectively to its stores. Approximately 20% of the Company’s inventory is shipped to store locations directly from manufacturers and distributors (primarily in the case of new releases), while the remaining 80% is delivered from the Company’s distribution center. The Company uses common carriers for deliveries from its distribution center. Generally, the Company’s centralized distribution system fills orders to all stores at least once a week. Inventory at the Company’s distribution center is automatically sorted based on individual store demand data generated by the Company’s store-level inventory systems. Such data is captured by the Company’s point-of-sale (“POS”) system and forwarded to the distribution center for fulfillment. At its distribution center, the Company continues to enhance the new distribution system that was installed in Fiscal 2000.

E-Commerce

      In February, 2001, as a result of significant operating losses experienced by CheckOut.com, an Internet content provider and e-commerce retailer of music, movies and games in which the Company had a 49% equity investment, CheckOut.com ceased operation of its Internet site. For Fiscal 2001, a $20.6 million loss on investment in joint venture was recorded by the Company which included $11.1 million representing the Company’s share in the joint venture’s operating losses and $9.5 million representing a loss due to the impairment in value of the remaining investment. To maintain its online retail presence, the Company re-launched its Internet e-commerce site, “Wherehousemusic.com” in November, 2001. The Wherehousemusic.com Internet site provides its customers with the same online retail offering that was previously provided by CheckOut.com as well as used CDs and DVDs.

Competition

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

      Direct-to-Consumer. The Internet has become an established avenue for retailing. The purchase of music and video, in particular, through the Internet is increasing in popularity with consumers. The Company’s e-commerce competitors include Amazon.com, CDnow.com, Barnesandnoble.com, mp3.com and others, most of which have one or more marketing alliances. In addition to the Internet, consumers receive television and mail order offers and have access to mail order clubs. The largest mail order clubs are affiliated with major manufacturers of prerecorded music and video and may have advantageous marketing relationships with their affiliates. Consumers also have access to cable television and digital satellite systems, including pay-per-view television. Many retailers as well as certain distributors are testing technology that allows for the purchase of music through a digital download via the Internet. Consumer interest in this form of distribution is increasing as the technology improves and the assortment of titles available for download widens (see “Industry Overview”, above).

Seasonality and Inflation

      The Company’s business is seasonal, and revenues and operating income are highest during the fourth quarter of the Company’s fiscal year. Revenues in the fourth quarter of Fiscal 2002 were approximately 30.0% of total annual revenues, adjusted to exclude store closures and the sale of 64 stores. Working capital and related bank borrowings in prior years were usually lowest during the period beginning with the end of the Christmas holiday and ending with the close of the Company’s fiscal year. Beginning in February, working capital and related bank borrowings have historically trended upward during the year until the fourth quarter. Borrowings have historically been highest in October and November due to cumulative capital expenditures and the building of inventory for the holiday season.

      The Company believes that, except for changes in the minimum wage mandated by regulators, inflation has not had a material effect on its operations and its internal and external sources of liquidity and working capital.

Organization and Employees

      As of January 31, 2002, Wherehouse employed approximately 5,260 persons. Approximately 33% were full-time employees, and approximately 67% percent were part-time employees. The Company’s labor requirements vary based on seasonal business fluctuations, with between 1,500 and 2,000 additional store and distribution center employees added during the peak holiday season. Wherehouse’s corporate office staff, which consists of approximately 247 employees, is responsible for executive and general operating management, buying, merchandising, advertising, finance, accounting, human resources, legal, information systems and real estate.

Trademarks

      The Company owns and maintains registrations for “The Wherehouse” trademark and variations thereof in the United States, Mexico, Taiwan, Thailand, Hong Kong, and Korea and has filed trademark applications in China. The Company also owns and maintains registrations in the United States and Mexico for the name “Tu Musica”. Trademark applications have been filed and are pending in the United States for the names “Wherehouse Music”, “Wherehouse.com”, “Wherehousemusic.com”, “Digital Wherehouse”, “XChange”, “.com by Wherehouse”, “Earmail”, “Songmail”, “Bandography”, and “GameSpace”.

Reorganization Under Chapter 11

      On August 2, 1995, WEI and Old Wherehouse filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), seeking to reorganize under Chapter 11. Old Wherehouse and WEI continued to manage their respective affairs and operate their businesses as debtors-in-possession while they worked to develop a reorganization plan that would restructure their businesses and allow their emergence from Chapter 11.

      The Plan of Reorganization for the Company’s predecessors (the “Reorganization Plan”) was confirmed by an order of the Bankruptcy Court entered on January 7, 1997. The effective date of the Reorganization Plan occurred on January 31, 1997 (the “Effective Date”). Since the Effective Date, the Bankruptcy Court has retained jurisdiction over certain claims and other matters relating to the bankruptcy estates of the Company’s predecessors, but New Wherehouse has been and is free to carry out its business without oversight by the Bankruptcy Court.

      On January 31, 1997, the Company implemented the accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7). This resulted in the use of “fresh start” reporting, since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Reorganization Plan received less than fifty percent of the voting shares of the emerging entity. All assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximated its fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Reorganization Plan.

Item 2.     Properties

      The Company’s executive offices, which are located in Torrance, California, are subject to a lease covering 66,775 square feet of space at a current annual base rent of approximately $600,972 which is subject to periodic adjustment. The executive office lease expires on January 31, 2004. The Company also maintains regional offices for its field managers within existing store locations or in separate office facilities.

      The Company operates a 198,292 square-foot distribution center in Carson, California. The Company recently exercised a 5-year option on the lease for this property, extending the expiration date from April 30, 2002 to April 30, 2007. The lease is subject to one remaining 5-year renewal option. The annual base rent for Fiscal 2002 was approximately $809,000. The monthly base rent will increase beginning May 1, 2002 effective with the extension of the lease discussed above. The annual base rent for Fiscal 2003 is anticipated to be approximately $932,700.

      As of January 31, 2002, the Company owned one of its stores and leased space for the remaining 406 stores. Since January 31, 2002, the Company has closed two of these 407 stores and opened one store. Lease terms generally range from month-to-month to 30 years, including renewal options. If no leased stores’ renewal options were exercised, 58 leases would expire on or before January 31, 2003, 81 would expire between February 1, 2003 and January 31, 2004, 99 would expire between February 1, 2004 and January 31, 2005, and the remainder would expire subsequent to February 1, 2005. The Company has the right to terminate a number of its store leases prior to the lease termination date, depending upon certain conditions, as defined in each lease. The Company does not depend on the continued existence of any one or several of its lease agreements or store locations for the operation of its business.

Item 3.     Legal Proceedings

     (i) Bankruptcy filing

      See Item 1 — “Business — Reorganization Under Chapter 11” above for a description of the bankruptcy filing of Old Wherehouse and WEI.

     (ii) Other

      In January, 2001, the Company was sued in the Los Angeles Superior Court by a former store manager, claiming alleged failure to pay overtime wages to herself and all similarly situated salaried store employees. The Complaint does not specify any amount of the claims, either individually or on behalf of the class. Thereafter, the Complaint was amended to add three additional named plaintiffs. The amended Complaint seeks relief on behalf of both store managers and assistant managers going back to 1997. The Company’s motions to strike the class action allegations have been denied. A limited amount of discovery has been conducted to date. In October, 2001, a second class action suit was filed with respect to store managers and assistant managers by different named plaintiffs and different lawyers. It also seeks overtime pay and, in addition, asserts claims for meal break and rest break penalties. The plaintiffs in the two suits are currently in the process of filing a consolidated complaint. The Company believes the allegations in both suits are without merit and intends to vigorously defend itself in these matters. However, no assurance can be provided as to its outcome. Management does not believe an adverse judgment against the Company would result in a material impact to the consolidated financial statements.

      On July 18, 2001, the Santa Clara County, California Superior Court entered a $7.6 million judgment against the Company in a personal injury lawsuit encaptioned Peterson, et al. v. Shapell Industries (the “Peterson Lawsuit”). While the Company was insured for this judgment, its insurer, Reliance Insurance Company, was ordered liquidated by the State of Pennsylvania on October 3, 2001. As such, it is unknown at present whether, and to what extent, assets of the insurer will be available to the Company subsequent to a formal liquidation proceeding. Pending this outcome, California’s Insurance Guarantee Fund (“CIGA”) has engaged appellate counsel on behalf of the Company. CIGA has also facilitated the posting of an appellate bond to stay execution of the Peterson judgment pending the outcome of the Company’s appeal. The Company was required by the bonding company to provide an $11.4 million letter of credit as security for the appellate bond. Management, based on the advice of legal counsel, believes that it is reasonably possible that it will either prevail on appeal or be successful in an alternative legal strategy and, accordingly, has not recorded a liability for the judgment in the accompanying financial statements.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      The Company has one class of common equity outstanding, its Common Stock. See Item 12 — “Security Ownership of 5% Holders, Directors and Executive Officers”. There is no established public trading market for the Common Stock.

Holders

      As of January 31, 1997, after the effective date of the Reorganization Plan, there were eight holders of Common Stock, seven of whom were senior lenders under Old Wherehouse’s bank credit agreement (the “Senior Lenders”), led by Cerberus Partners, L.P. as the agent for the Senior Lenders. As of April 19, 2002, the Company had issued 11,413,324 shares of Common Stock, and there were 830 holders of record of the Common Stock. The Company estimates that approximately 23,850 additional shares of Common Stock will be issued to A&M Investment Associates #3, LLC (“A&M #3”) under the provisions of a Stock Subscription Agreement dated as of January 31, 1997 (the “Stock Subscription Agreement”).

Dividends

      No dividends have been paid to the holders of the Common Stock since its issuance. The Company’s amended loan agreement with Congress Financial Corporation (Western) restricts the ability of Wherehouse to pay dividends. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” and Note 6 to the financial statements included elsewhere in this report. There are no plans by Wherehouse to pay cash dividends on the Common Stock in the foreseeable future.

Item 6.     Selected Financial Data

      Set forth below are selected financial data as of and for the periods indicated below. The financial data are derived from financial statements of Old Wherehouse and New Wherehouse. The selected financial data should be read in conjunction with the discussion under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and with the financial statements, including the notes thereto, included elsewhere in this report.

	Years Ended January 31,

	2002	2001	2000	1999	1998

	(Dollar amounts in millions)
Income Statement Data:
Revenue:
Sale merchandise revenue	$599.9	$700.6	$756.1	$464.5	$276.1
Rental revenue, net	4.4	5.8	9.8	16.0	23.9

Total revenues	604.3	706.4	765.9	480.5	300.0
Cost of sale merchandise revenue(1)	396.7	457.8	495.6	309.7	176.1
Selling, general and administrative expenses	194.9	219.5	237.7	140.1	104.7
Depreciation and amortization	30.4	31.1	25.5	11.8	7.1
System integration costs(2)				0.8
Store closure costs — existing stores(3)				2.9
Year 2000 remediation costs(4)			0.2	1.8
Other costs	0.6	2.3	0.2
Loss on disposition of assets	3.3

Income (loss) from operations	(21.5)	(4.3)	6.7	13.3	12.0
Interest (income) expense, net	4.7	8.1	7.3	1.2	(1.1)

Income (loss) before loss on investment in joint venture and income taxes	(26.2)	(12.4)	(0.6)	12.1	13.1
Loss on investment in joint venture		20.6

Income (loss) before income taxes	(26.2)	(33.0)	(0.6)	12.1	13.1
Provision (benefit) for income taxes(5)	27.5	(11.4)	0.6	5.0	5.4

Net income (loss)	$(53.7)	$(21.6)	$(1.2)	$7.1	$7.7

Net income (loss) per common share —
Basic	$(4.88)	$(1.97)	$(0.11)	$0.66	$0.74
Diluted	$(4.88)	$(1.97)	$(0.11)	$0.61	$0.71
Weighted average shares outstanding
Basic	11,007,000	10,989,000	10,750,000	10,690,000	10,421,000
Diluted	11,007,000	10,989,000	10,750,000	11,552,000	10,895,000
Other data
Adjusted EBITDA(6)	$13.4	$29.8	$45.2	$34.8	$24.3
Cash flows provided by operating activities	18.5	28.5	33.4	55.0	59.9
Cash flows provided by (used in) investing activities	11.6	(31.8)	(30.8)	(128.7)	(4.6)
Cash flows (used in) provided by financing activities	$(31.0)	$1.2	$(13.1)	$34.0	$(6.7)

	Years Ended January 31,

	2002	2001	2000	1999	1998

	(Dollar amounts in millions)
Balance Sheet Data:
Working capital	$(6.8)	$31.8	$47.7	$70.8	$65.3
Total assets	229.1	341.7	413.7	387.7	161.0
Line of credit	10.5	35.1	32.0	37.3
Capital lease obligations and long-term debt (including current portion)(7)	18.6	26.4	31.5	31.6	4.5
Total shareholders’ equity(8)	$25.4	$79.3	$96.3	$98.2	$91.5

(1)	The Company incurred incremental cost of sales of approximately $2.5 million and $2.7 million for the fiscal years ended January 31, 2000 and 1999, respectively, relating to third-party distribution costs for music replenishment from one of its suppliers. These incremental costs resulted from the Seller’s inability to support fulfillment of music product from its distribution facility. These incremental costs were discontinued by July 1999.

(2)	System integration costs relate to the Acquisition.

(3)	The charge for Store closure costs-existing stores in Fiscal 1999 represents costs related to the closure of 19 Wherehouse stores that operated in the same trade areas as acquired Blockbuster Music stores.

(4)	The Company recorded charges of $0.2 million and $1.8 million during Fiscal 2000 and 1999, respectively, in connection with the Year 2000 remediation of its computer systems.

(5)	The income tax expense of $27.5 million for the year ended January 31, 2002, reflects the valuation allowance provided against the Company’s deferred income tax assets.

(6)	EBITDA represents income (loss) from operations plus depreciation and amortization. Management believes that, due to the combined format of rental product and sale merchandise and certain non-recurring costs, a more appropriate calculation of EBITDA (hereafter referred to as “Adjusted EBITDA”) should include an adjustment for such non-recurring costs and the net difference between rental amortization plus the book value of rental dispositions less rental inventory purchased during the period. The Company has included certain information concerning Adjusted EBITDA because management believes it would be useful information for certain investors and analysts to evaluate operating performance and to determine the Company’s ability to service debt. The method of calculating Adjusted EBITDA set forth above may be different from calculations of EBITDA employed by other companies and, accordingly, may not be directly comparable to such other computations. Adjusted EBITDA should not be viewed as a substitute for Generally Accepted Accounting Principles (GAAP) measurements such as net income or cash flow from operations, and is presented as supplementary information.

Adjusted EBITDA for Fiscal 2002 excludes other costs of $0.6 million, loss on disposition of assets of $3.3 million and $0.6 million of Internet related costs.

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

(7)	Includes $15.8 million, $22.4 million, $27.4 million and $27.6 million of capital lease obligations in Fiscal 2002, 2001, 2000 and 1999, respectively that are real estate leases related to the Acquisition ($14.4 million, $18.5 million, $22.0 million and $25.8 million, respectively) and equipment leases ($1.4 million, $3.9 million, $5.4 million and $1.8 million, respectively).

(8)	There were no cash dividends declared during any of the periods presented above.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Forward-Looking Statements

      Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly in the paragraph entitled “Liquidity and Capital Resources”, and elsewhere in this Annual Report on Form 10-K are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. You can find many of these statements by looking for words like “believes”, “expects”, “anticipates”, or similar expressions in this Annual Report on Form 10-K. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

      The Company’s operations are subject to factors outside its control. Any one, or a combination, of these factors could materially affect the results of the registrant’s operations. These factors include (a) changes in levels of competition from current competitors and potential new competition from both non-traditional retailers of the Company’s products and alternative methods or channels of distribution such as Internet and telephone shopping services and mail order; (b) loss of a significant vendor or prolonged disruption of product supply; (c) the presence or absence of popular new releases and products in the product categories the registrant represents; (d) changes in levels of consumer spending, especially during seasonally significant periods; (e) changes in Federal and state income tax rules and regulations or interpretations of existing legislation; (f) changes in the general economic conditions in the United States including, but not limited to, consumer sentiment about the economy in general; (g) regulatory changes, which may adversely affect the business in which we are engaged; (h) the ability to attract and retain key personnel; and (i) adverse results in significant litigation matters.

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

Year Ended January 31, 2002 Compared to Year Ended January 31, 2001

      Total revenues were $604.3 million and $706.4 million for the fiscal years ended January 31, 2002 and January 31, 2001, respectively. The decrease of $102.1 million was primarily attributable to decreases in net revenues of $64.7 million due to the closure of 63 stores since February 1, 2000 and the sale of 64 stores in the third quarter of Fiscal 2002, same store sales decreases in net revenues of $37.3 million and the reduction of net rental revenue of $1.4 million.

      A summary of total sale merchandise and rental revenue by category is provided below:

Sale Merchandise and Rental Revenues

By Category

	Fiscal Years Ended
	January 31,

	2002	2001

	(Dollars in
	millions)
Sale merchandise revenue:
Music	$486.2	$593.5
Other, principally sales of new videocassettes, DVDs, video game software and hardware, general merchandise and ticket commissions	113.7	107.1

Total sale merchandise revenue	599.9	700.6
Rental revenue, net	4.4	5.8

Total revenue	$604.3	$706.4

      A.     Sale merchandise revenue. Sale merchandise revenue includes prerecorded music, new videocassettes, DVDs, and video game software and hardware (collectively referred to as “sale merchandise”). Management defines same-store sales as sales from stores that were open for the full period in both periods of comparison. On a same-store basis, excluding the 63 stores closed since February 1, 2000 and the 64 stores sold during the third quarter of Fiscal 2002, sale merchandise revenue decreased by approximately 6.4% during Fiscal 2002 as compared to Fiscal 2001. Same store sales were trending positively in the period immediately proceeding the events of September, 11, 2001. Since September 11, 2001, sales have been adversely impacted by the general economic environment during the remainder of the fiscal year. Also contributing to the decrease in same-store sales is (i) continuing competition from certain “big-box” retailers selling selected new music releases near cost; (ii) a weak new release schedule for music products that continued during most of Fiscal 2002; and (iii) on-line piracy and CD burning. Partially offsetting these decreases were increased sales of DVD and used music.

      B.     Rental revenue, net. Rental revenue, net includes the proceeds from the rental of videocassettes, DVDs, video games and game players, and from the sale of previously viewed videocassettes and previously played video games, net of cost of rentals. Rental revenue, net was $4.4 million in Fiscal 2002 and $5.8 million in Fiscal 2001, representing a decrease of $1.4 million or 24.1% due to the Company’s de-emphasis of the rental portion of its business.

      C.     Competition and Economic Factors. The Company believes that, in the future, its business and same-store revenues may be impacted by various competitive and economic factors. These factors include, but are not limited to, consumer tastes, new releases of music, DVD, videocassette and video game titles available for sale or rental, the increasing popularity of the Internet as an avenue for retailing and other direct-to-consumer alternatives, and technological developments such as digital downloading and the use of CD “burners” to copy, as well as general economic trends impacting retailers and consumers. In addition, in recent years the Company’s sale merchandise and rental revenues have been impacted by increased competition from other music and video specialty chains, consumer electronics superstores, discounters and mass merchandisers. Consolidation continues to occur in the home entertainment industry and the Company continues to study industry developments in developing its own strategies.

Cost of Sale Merchandise Revenue

      Cost of sale merchandise revenue was $396.7 million for the year ended January 31, 2002, as compared with $457.8 million for the same period last year, a decrease of $61.1 million. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 66.1% for Fiscal 2002 as compared with 65.3% for Fiscal 2001. As a percentage of total revenues for the year ended January 31, 2002, sales of higher margin new music product continued to decrease and sales of lower margin DVD product continued to increase, which offset the benefit from an increase of higher margin used music product. In addition, decreases in sales prices related to several mid-line new music promotional events caused pressure on gross profit margins.

Operating Expenses

      SG&A expenses for Fiscal 2002 were $194.9 million, compared to $219.5 million for Fiscal 2001, a decrease of $24.6 million. The decrease includes a reduction of $19.3 million in operating expenses at the Company’s stores due to store closures and the sale of 64 of the Company’s stores. In addition, cost of living increases in payroll, CPI increases in occupancy costs and similar inflationary increases in utility and other costs were more than offset by improvements in operating efficiencies and expense reductions. SG&A expenses were 32.3% of revenue in Fiscal 2002, compared to 31.1% of revenue in Fiscal 2001, an increase of 1.2%.

      Depreciation and amortization expense was $30.4 million in Fiscal 2002 compared to $31.1 million in Fiscal 2001, a decrease of $0.7 million. The decrease is principally related to the sale of certain assets to TMN (see “Disposition of Stores” in Item 1 above).

Interest Expense

      Interest expense for the year ended January 31, 2002 was $5.4 million, compared to $8.5 million for the year ended January 31, 2001, a decrease of $3.1 million. This decrease was partially attributable to lower average borrowings under the Congress Facility. Also contributing to the decline was a reduction in the average interest rates paid by the Company on its borrowings under the Congress Facility of approximately 252 basis points in Fiscal 2002 as compared to Fiscal 2001. Borrowings under the Congress Facility were used mainly for the funding of working capital and, in Fiscal 2001, to fund the investment in CheckOut.com.

Interest Income

      Interest income for Fiscal 2002 was $0.7 compared to $0.4 for Fiscal 2001. The increase in interest income is attributable to the notes receivable related to the sale of certain assets to TMN. Interest income also includes notes receivable from shareholders.

Loss on Disposition of Assets

      Loss on disposition of assets for Fiscal 2002 represents the loss recognized on the sale of 64 Wherehouse Music stores to TMN.

Loss from Investment in Joint Venture

      The Company had a 49% interest in the CheckOut.com joint venture and accounted for this investment under the equity method of accounting. Subsequent to February 2000, CheckOut.com experienced significant operating losses and ceased operations of its Internet site in February 2001. For the year ended January 31, 2001, the $20.6 million loss on investment in joint venture includes $11.1 million representing the Company’s share in the joint venture’s operating losses and $9.5 million representing a loss due to the impairment in value of the remaining investment.

Income Taxes

      The income tax expense of $27.5 million for the year ended January 31, 2002, reflects the valuation allowance provided against the Company’s deferred income tax assets due to recurring losses from the Company’s operations. Such valuation allowance will be reversed when the Company returns to profitability at levels sufficient to realize such deferred income tax assets.

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

      A summary of total sale merchandise and rental revenue by category is provided below:

Sale Merchandise and Rental Revenues

By Category

	Fiscal Years Ended
	January 31,

	2001	2000

	(Dollars in
	millions)
Sale merchandise revenue:
Music	$593.5	$663.2
Other, principally sales of new videocassettes, DVDs, video game software and hardware, general merchandise and ticket commissions	107.1	92.9

Total sale merchandise revenue	700.6	756.1
Rental revenue, net	5.8	9.8

Total revenue	$706.4	$765.9

      A.     Sale merchandise revenue. For Fiscal 2001, sale merchandise revenue represented 99.2% of aggregate revenues, compared to 98.7% during Fiscal 2000, an increase of 0.5%. This increase resulted from the continuing decline in rental revenue, net discussed below. Negatively impacting revenues were the decline in same store sales, also discussed below, and the closure of 35 stores since January 31, 2000.

      On a same-store basis, excluding the 35 stores closed and the three stores opened during Fiscal 2001, sale merchandise revenue decreased by approximately 2.6% as compared Fiscal 2000. The primary reasons for this decrease were a weak new release schedule for new music products in Fiscal 2001, the favorable sales impact of grand opening promotions, which took place at all the Acquired Stores during the second quarter of Fiscal 2000, and certain “big box” retailers selling selected new music releases at or below cost. Partially offsetting these decreases were improvements in music category inventory management, re-merchandising activities which occurred in certain stores and increased sales of DVD and used music.

      B.     Rental revenue, net. Rental revenue, net includes the proceeds from the rental of videocassettes, DVDs, video games and game players, and from the sale of previously viewed videocassettes and previously played video games, net of cost of rentals. Rental revenue, net was $5.8 million in Fiscal 2001 and $9.8 million in Fiscal 2000, representing a decrease of $4.0 million or 40.8% due to increased competition in the rental market and fewer of the Company’s stores offering rental products.

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

Operating Expenses

      SG&A expenses for Fiscal 2001 were $219.5 million, compared to $237.7 million in Fiscal 2000. The decrease includes a reduction of $9.8 million in operating expenses at the Company’s stores due to store closures. The decrease is also due to certain non-recurring costs incurred in the prior year including

$7.6 million related to the integration of the Acquired Stores and certain other non-recurring incremental distribution costs and $2.3 million of Internet related expenses. In addition, increases in distribution payroll costs were partially offset by a reduction in other variable expenses due to the decline in sales merchandise revenue in Fiscal 2001. SG&A expenses were 31.1% of total revenue in Fiscal 2001, compared to 31.0% of total revenue for the same period last year.

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

Interest Expense

      Interest expense for Fiscal 2001 was $8.5 million, compared to $7.8 million for Fiscal 2000, an increase of $0.7 million. This increase was primarily attributable to interest expense incurred due to borrowings under the Company’s revolving line of credit agreement with Congress Financial Corporation (Western) (the “Congress Facility”). Such borrowings were used for the funding of working capital and, in Fiscal 2001, to fund the investment in CheckOut.com.

Interest Income

      Interest income for Fiscal 2001 was $0.4 million, as compared to $0.5 million for Fiscal 2000. Interest income is related to short-term investments of excess cash. Such cash is used mainly to pay down the Company’s borrowings under the Congress Facility.

Loss on Investment in Joint Venture

      Subsequent to February 2000, CheckOut.com experienced significant operating losses and ceased operations of its Internet site in February 2001. For the year ended January 31, 2001, the $20.6 million loss on investment in joint venture includes $11.1 million representing the Company’s share in the joint venture’s operating losses and $9.5 million representing a loss due to the impairment in value of the remaining investment.

Income Taxes

      The Company recorded a tax benefit of $11.4 million for Fiscal 2001 compared to a tax provision of $0.6 million for Fiscal 2000. The tax benefit is commensurate with the decrease in income (loss) before income tax.

Adjusted EBITDA

      See Selected Financial Data for a discussion regarding the computation of Adjusted EBITDA.

Liquidity and Capital Resources

      During Fiscal 2002 and Fiscal 2001, the Company’s net cash provided by operating activities was $18.5 million and $28.5 million, respectively. The most significant use of cash during Fiscal 2002 was related to a decrease in accounts payable, accrued expenses and other current liabilities of $18.1 million which was offset by a reduction in inventories, net of $26.1 million. Seasonal inventory purchases typically begin during the third quarter and continue into the fourth quarter, while payment is typically due in the first quarter of the fiscal year. Non-seasonal inventory purchases are made throughout the year and fluctuate with the timing and strength of new releases.

      Net cash provided by investing activities during Fiscal 2002 was $11.6 million primarily due to $20.5 million in proceeds received from the sale of assets to TMN, partially offset by capital expenditures totaling $8.7 million for the acquisition of property, equipment and improvements. Financing of capital expenditures has generally been provided by cash from operations and borrowings under the Congress Facility (the “Facility”). During Fiscal 2001, net cash used in investing activities included $19.0 million invested in the Company’s joint venture with CheckOut.com.

      Net cash used in financing activities for the year ended January 31, 2002 was $31.0 million due to the repayment of borrowings under the Congress Facility of $24.7 million and payments of $6.6 million on capital lease obligations and long-term debt.

      As of January 31, 2002, there was an outstanding loan balance of $10.5 million and $11.4 million in an outstanding letter of credit under the Facility. On November 29, 2001, the Company was required to post a letter of credit of $11.4 million as security for an appellate bond issued to stay execution of the judgment in the Peterson Lawsuit, (see Part I, Item 3. Legal Proceedings), pending the outcome of the Company’s appeal. The Company estimates that availability under its revolving line as of January 31, 2002 and April 19, 2002 was $59.0 million and $37.0 million, respectively. This decline in availability since January 31, 2002 is mainly due to the Company’s seasonal fluctuations of merchandise inventory on which the Facility is based.

      The Facility provides for a revolving credit line of up to $155,000,000, including a letter of credit subfacility of $10,000,000 (which amount can be increased at the discretion of the financial institution), expiring on October 31, 2003, with a year-to-year renewal thereafter.

      The Facility bears interest at the prime rate (4.75% at January 31, 2002) plus 0.5%, or at the Company’s election, an adjusted Eurodollar rate (1.85% at January 31, 2002) plus 1.75%. The Company’s borrowing availability under the Facility is subject to limitations based upon, among other things, the value of certain eligible merchandise inventory.

      In addition to the interest payable, the Company pays an Unused Line Fee. The fee is 0.375% per annum calculated upon the amount by which $120.0 million exceeds the average daily principal balance of the outstanding loans and letter of credit during the immediately preceding month.

      The Company believes that cash on hand, cash flow from operations, and the availability of lease financing, together with borrowings available under the Congress Facility, will be adequate to support existing operations and the planned capital expenditures of the Company for Fiscal 2003.

Contractual Obligations

      The following is a list of commitments and contingencies of the Company as of January 31, 2002:

	Payments Due By Period,

	Total	1 Year	2-4 Years	5 Years	Thereafter

		(Dollar amounts in millions)
Contractual Obligations:
Long-term debt	$2.8	$2.6	$0.2	$—	$—
Capital leases	18.6	5.5	9.2	1.5	2.4
Operating leases	198.7	52.8	104.1	14.8	27.0

Total contractual cash obligations	$220.1	$60.9	$113.5	$16.3	$29.4

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

Critical Accounting Policies

      The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following critical accounting policies and accounting estimates have been used in the preparation of its consolidated financial statements.

      Inventories. The Company values its inventory, consisting primarily of pre-recorded music products, videocassettes, DVDs, video games, and other merchandise held for sale, using the last-in, first-out (“LIFO”) method. Changes in unit prices for products purchased by the Company could cause significant differences between the inventory valuation using the LIFO method compared to what the valuation would be using the first-in, first-out method of accounting.

      The Company identifies slow moving inventories and estimates appropriate loss provisions related thereto. In addition, the majority of the Company’s inventories are eligible for return under various vendor return programs, which mitigates the risk of loss due to returns. While the Company has no reason to believe its inventory return privileges will be discontinued in the future, its risk of loss associated with obsolete or slow moving inventories would increase if such were to occur.

      Intangible Assets. Intangible assets, consisting principally of goodwill, are reviewed for impairment. The carrying value of intangible assets would be impaired if the best estimate of future undiscounted cash flows over their remaining amortization period is less than the carrying value. As of January 31, 2002, the carrying value of the Company’s intangible assets was $24.6 million.

      The Company is required to implement Statement of Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” on February 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives will no longer be amortized. This statement also requires that intangible assets be tested for impairment and that, if any impairment is indicated from the testing, it should be measured and recorded. Because of the extensive effort needed to comply with the application of SFAS No. 142, the impairment loss, if any, related to the Company’s goodwill and intangible assets upon adoption of this statement cannot be estimated at this time.

      Store Closure and Fair Market Value Lease Reserves. Upon consummation of the Blockbuster Music acquisition in 1998, a plan was formulated to close 70 stores which competed in the same trade areas as other of the Company’s stores. As a result, store closure reserves, primarily estimated lease termination costs and fair market value lease reserves, were established. The accrual for lease liabilities could be materially affected by factors such as the Company’s ability to secure subleases, the creditworthiness of sublessees and the

Company’s success in negotiating early termination agreements with lessors. The factors are significantly dependent on the general health of the economy and resultant demand for commercial property.

      Income taxes. The Company had losses from operations in Fiscal 2001 and Fiscal 2002. Generally accepted accounting principles require that a valuation allowance be recorded against deferred income tax assets if it is “more likely than not” that the Company will not be able to utilize such deferred income tax assets to offset future income tax liabilities. Due to the recent history of unprofitable operations and the uncertainty of generating taxable income in the future, a valuation allowance against all of the Company’s deferred income tax assets was recorded in Fiscal 2002.

      It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that all or a portion of the deferred income tax assets will be realized. Upon reaching such a conclusion, the Company would immediately record the estimated net realizable value of the deferred income tax asset at that time and would then provide for income taxes at a rate equal to the combined federal and state effective rates.

      Litigation. The Company is involved in litigation incidental to its business, the disposition of which is expected to have no material effect on the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these proceedings. The Company accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s best estimate of its probable liability in these matters may change.

      Vendor Receivables. In the normal course of business, the Company provides advertising and promotional services on behalf of its vendors. Such vendors reimburse the Company for the costs incurred to provide these services. The Company records receivables, as a reduction of accounts payable, net of estimated uncollectible reimbursement requests.

      The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. See the audited consolidated financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by generally accepted accounting principles.

Recently Issued Financial Standards

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. SFAS No. 142 also requires the Company to complete a transitional impairment test six months from the date of adoption. The Company is required to implement SFAS No. 142 on February 1, 2002 and, at that time, will stop amortizing goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. Goodwill and intangible assets are currently being amortized at approximately $3.5 million annually. The Company is currently evaluating the provisions of SFAS No. 142 and has not yet determined any additional effects that adoption of this standard will have on its financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-

Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 as of February 1, 2002 and such adoption did not have a significant impact on the Company’s financial position and results of operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to risks resulting from interest rate fluctuations since interest on the Company’s borrowings under the Congress Facility are based on variable rates. If the Eurodollar rate were to increase 1% in Fiscal 2003 as compared to the rate at January 31, 2002, the Company’s interest expense for Fiscal 2003 would increase $0.1 million based on the outstanding balance of the Congress Facility at January 31, 2002. The Company does not hold any derivative instruments and does not engage in hedging activities. Information about the fair value of financial instruments is included in Note 3 of the Notes to Consolidated Financial Statements.

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

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The following table sets forth certain information concerning the persons who were directors and executive officers of Wherehouse as of April 25, 2002:

		Age at
		April 25,
Name	Position	2001

Antonio C. Alvarez, II	Non-Executive Chairman of the Board and Director	53
Larry C. Gaines	President and Chief Operating Officer	54
Mark A. Velarde	Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Assistant Secretary	45
Barbara C. Brown	Senior Vice President, Store Operations	50
Mehdi Mahdavi	Vice President and Controller	50
Robert C. Davenport	Director	35
Jonathan Gallen	Director	42
Joseph B. Smith	Director	74
Joseph J. Radecki, Jr.	Director	44

      Antonio C. Alvarez, II, Non-Executive Chairman of the Board. Mr. Alvarez commenced serving as Chairman of the Board and Chief Executive Officer of Wherehouse on January 30, 1997. Effective October 15, 2001, pursuant to an amendment to the Management Services Agreement, described below, Mr. Alvarez is currently Non-Executive Chairman of the Board of Wherehouse. Mr. Alvarez is a Founding Managing Director of Alvarez & Marsal, Inc., a New York based management consulting company (“A&M”). Mr. Alvarez also serves as Chief Executive Officer of The Warnaco Group, Inc., a manufacturer of apparel, fragrances and accessories, headquartered in New York. Mr. Alvarez’s experience includes acting as adviser to the bank lenders to Camelot Music, Inc., a mall-based music retailer with over 300 stores. Mr. Alvarez served as Phar-Mor, Inc.’s President and Chief Operating Officer from September 1992 through February 1993, as acting Chief Financial Officer from August 1992 to December 1992, and as Chief Executive Officer from February 1993 through Phar-Mor’s emergence from Chapter 11 bankruptcy in October 1995. Mr. Alvarez serves as the Non-Executive Chairman of the Board and Director of Wherehouse pursuant to a Management Services Agreement, dated as of January 31, 1997, as amended February 1, 1998, April 30, 1998, May 13, 1999, April 13, 2000, and April 25, 2002 (the “Management Services Agreement”), among Wherehouse, A&M, Antonio C. Alvarez, II, the Support Employees described therein, A&M #3, and Cerberus Partners, L.P. See Item 11 — “Executive Compensation — Description of Employment Contracts, Termination of Employment and Change in Control Arrangements” below.

      Larry C. Gaines, President and Chief Operating Officer. Mr. Gaines commenced serving as President and Chief Operating Officer in May 2001. Mr. Gaines joined Wherehouse in October 1998 with the Acquisition of Blockbuster Music. He was appointed Executive Vice President and Chief Operating Officer of Wherehouse in March 1999 and since January 2000 has served as Executive Vice President, Advertising, Marketing and Merchandising. From January 1998 through October 1998, Mr. Gaines served as President of Blockbuster Music. From 1981 through 1997, Mr. Gaines was with the Musicland Group, serving in several senior management positions, most recently as President of Media Play, a 90-store, big box, full media chain. Previously, he was with Cole National Corporation. Mr. Gaines is a member of the board of directors for the National Association of Recording Merchants (NARM).

      Mark A. Velarde, Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Assistant Secretary. Mr. Velarde was a managing director of Alvarez & Marsal, Inc. which he joined in 1992. On October 1, 1999, Mr. Velarde became Chief Financial Officer and Assistant Secretary of Wherehouse Entertainment, Inc. and, in May 2001, was also appointed Chief Administrative Officer. Mr. Velarde served as Chief Financial Officer and later Chief Operating Officer, of Telegroup, Inc., a publicly traded telecommunications company during its Chapter 11 reorganization from 1998 to 1999. From 1994 to 1998, he served in the capacities of Chief Financial Officer and Acting Chief Operating Officer of Anthony Manufacturing Company, Inc., a privately held manufacturer of commercial refrigeration components. During 1992 and 1993, Mr. Velarde was Acting Chief Executive Officer of Affiliated Medical Enterprises, a debtor-in-possession which owned and operated a chain of acute care hospitals. From 1988 to 1992, he was cofounder and Executive Vice President of HVK, Inc., a California-based real estate consulting and investment advisory firm. Prior to HVK, he was Senior Vice President — Acquisitions of the pension fund advisory arm of First Interstate Bancorp, where he worked in acquisitions for five years.

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

      Mehdi Mahdavi, Vice President, Controller. Mr. Mahdavi joined Wherehouse in June, 1997 after having served as a consultant to Wherehouse from A&M. Prior to joining A&M, he worked more than eight years with the Cherokee Group, a shoe and apparel manufacturing and licensing company in a variety of management roles including Assistant Controller, Controller and Senior Vice President of Finance.

      Robert C. Davenport, Director since November 15, 1996. Mr. Davenport is a Managing Director of Cerberus Capital Management, L.P., a New York based investment fund management firm, a position he has held since February 1996. From March 1994 until February 1996, he was a private investor. From 1990 through 1994, he was with Vestar Capital Partners, Inc. (“Vestar”), an investment fund, where he served as a vice president. Prior to joining Vestar in 1990, Mr. Davenport was an analyst in the Mergers and Acquisitions Group at Drexel Burnham Lambert in New York.

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

      Joseph B. Smith, Director since January 30, 1997. Mr. Smith is currently the Chairman of Unison Productions, a consulting and production company, a position he has held since April 1994. Mr. Smith served as President and Chief Executive Officer of Capitol Industries — EMI Music, Inc. from 1987 until 1993. Mr. Smith also serves as a director of Westwood One, Inc.

      Joseph J. Radecki Jr., Director since February 20, 1997. Mr. Radecki is a Managing Director of CIBC World Markets Corp., an investment bank. From 1990 to 1998, Mr. Radecki was an Executive Vice President and Director of Financial Restructurings of Jefferies & Company, Inc. From 1983 until 1990, Mr. Radecki was First Vice President in the International Capital Markets Group at Drexel Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations. Mr. Radecki has also served as a member of the Board of Directors of Service America Corporation, American Rice, Inc., Bucyrus International, Inc. and ECO-Net and currently serves as a director of RBX Group Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

      Under the securities laws of the United States, the Company’s directors, its executive officers, and persons holding more than 10% of the Common Stock are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. All of these filing requirements were satisfied during Fiscal 2000.

Item 11.     Executive Compensation

Summary of Cash and Certain Other Compensation

      The following table sets forth, for Fiscal 2002, certain compensation paid by Wherehouse or accrued for such fiscal year, to the Chief Executive Officer and the four next most highly compensated executive officers of the Company (the “Named Executive Officers”). All cash compensation with respect to Antonio C. Alvarez, II was paid to A&M, a consulting firm of which Antonio C. Alvarez, II is a principal. All other compensation paid with respect to Antonio C. Alvarez, II was paid to A&M #3, an affiliate of A&M.

SUMMARY COMPENSATION TABLE

						Long Term
						Compensation
						Awards
		Annual Compensation
						Securities
	Fiscal			Other Annual		Underlying	All Other
	Year Ended	Salary	Bonus	Compensation		Options	Compensation
Name & Principal Position	January 31,	($)	($)	($)(1)		(#)	($)

Antonio C. Alvarez, II	2002	—	—	330,000	(2)	—	36,356	(3)
Non-Executive Chairman	2001	—	—	600,000	(2)	—	48,748	(4)
of the Board	2000	—	—	600,000	(2)	—	—
Larry C. Gaines	2002	315,146	—	—		—	16,319	(5)
President and Chief	2001	286,139	10,807	—		—	11,077	(6)
Operating Officer	2000	280,000	112,000	—		50,000	3,796	(7)
Mark A. Velarde	2002	274,862	—	—		—	30,074	(8)
Executive Vice President,	2001	227,219	3,722	—		50,000	22,674	(9)
Chief Financial Officer,	2000	—	—	—		—	—
Chief Administrative Officer and Assistant Secretary
Barbara C. Brown	2002	177,556	—	—		—	21,396	(10)
Senior Vice President,	2001	183,946	8,090	—		—	21,968	(11)
Store Operations	2000	178,654	54,000	—		—	22,575	(12)
Mehdi Mahdavi	2002	141,616	25,000	—		—	16,557	(13)
Vice President and	2001	136,961	28,500	—		—	16,273	(14)
Controller	2000	125,224	25,500	—		—	12,213	(15)

(1)	In accordance with Commission rules, the compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers which are available generally to all salaried employees of the Company, and certain perquisites and other personal benefits received by the Named Executive Officers that do not in the aggregate exceed the lesser of $50,000 or 10% of any such officer’s salary and bonus disclosed in this table.

(2)	Mr. Alvarez commenced serving as Chairman of the Board and Chief Executive Officer of Wherehouse in January, 1997 pursuant to the Management Services Agreement dated as of January 31, 1997. He currently serves as Non-Executive Chairman of the Board. The present term of the Management Services Agreement will expire on October 14, 2002 pursuant to an extension and amendment thereof dated as of April 25, 2002.

(3)	Includes $1,256 paid on behalf of Mr. Alvarez and his family for medical expenses not covered by the Company’s group medical insurance plan. Also included are a $5,400 automobile allowance and $29,700 for reimbursement of certain expenses as provided for under the terms of the Management Services Agreement.

(4)	Includes $1,948 paid on behalf of Mr. Alvarez and his family for medical expenses not covered by the Company’s group medical insurance plan. Also included are a $7,200 automobile allowance and $39,600 for reimbursement of certain expenses as provided for under the terms of the Management Services Agreement.

(5)	Includes $4,453 paid on behalf of Mr. Gaines and his family for medical expenses not covered by the Company’s group medical insurance plan. Also included are a $7,200 automobile allowance, $468 of premiums paid for term life insurance and $4,198 for matching contributions to the Company’s 401(k) plan.

(6)	Includes $1,895 paid on behalf of Mr. Gaines and his family for medical expenses not covered by the Company’s group medical insurance plan. Also included are a $7,200 automobile allowance, $651 of premiums paid for term life insurance and $1,331 for matching contributions to the Company’s 401(k) plan.

(7)	Includes $673 paid on behalf of Mr. Gaines and his family for medical expenses not covered by the Company’s group medical insurance plan. Also included are a $2,492 automobile allowance and $631 of premiums paid for term life insurance.

(8)	Includes $18,153 paid on behalf of Mr. Velarde and his family for medical expenses not covered by the Company’s group medical insurance plan. Also included are a $7,250 automobile allowance, $432 of premiums paid for term life insurance, and $4,239 for matching contributions to the Company’s 401(k) plan.

(9)	Includes $13,782 paid on behalf of Mr. Velarde and his family for medical expenses not covered by the Company’s group medical insurance plan. Also included are a $7,200 automobile allowance, $222 of premiums paid for term life insurance, and $1,470 for matching contributions to the Company’s 401(k) plan.

(10)	Includes $3,013 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company’s group medical insurance plan. Also included are a $7,200 automobile allowance, $7,428 of premiums paid for term life insurance and $3,755 for matching contributions to the Company’s 401(k) plan.

(11)	Includes $3,467 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company’s group medical insurance plan. Also included are a $7,200 automobile allowance, $7,353 of premiums paid for term life insurance and $3,948 for matching contributions to the Company’s 401(k) plan.

(12)	Includes $4,415 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company’s group medical insurance plan. Also included are a $7,200 automobile allowance, $7,387 of premiums paid for term life insurance and $3,573 for matching contributions to the Company’s 401(k) plan.

(13)	Includes $6,315 paid on behalf of Mr. Mahdavi and his family for medical expenses not covered by the Company’s group medical insurance plan. Also included are a $7,200 automobile allowance, $207 of premiums paid for term life insurance and $2,835 for matching contributions to the Company’s 401(k) plan.

(14)	Includes $6,134 paid on behalf of Mr. Mahdavi and his family for medical expenses not covered by the Company’s group medical insurance plan. Also included are a $7,200 automobile allowance, $191 of premiums paid for term life insurance and $2,748 for matching contributions to the Company’s 401(k) plan.

(15)	Includes $2,271 paid on behalf of Mr. Mahdavi and his family for medical expenses not covered by the Company’s group medical insurance plan. Also included are a $7,200 automobile allowance, $185 of premiums paid for term life insurance and $2,557 for matching contributions to the Company’s 401(k) plan.

Stock Options

      In connection with the Management Services Agreement and consummation of the Reorganization Plan, Wherehouse entered into the Option Agreement (amended on April 30, 1998 to conform the agreement to the intention of the parties, and on June 27, 2000 and April 25, 2002 to extend the expiration date) with A&M #3, an affiliate of A&M, of which Antonio C. Alvarez, II is a principal. The Option Agreement provides for the grant to A&M #3 of options (the “A&M #3 Options”) representing in the aggregate the right to purchase 10% of (i) the shares of Common Stock issued under the Reorganization Plan, (ii) certain shares purchased by A&M #3, and (iii) the shares underlying these options. The A&M #3 Options vested monthly in equal installments through October 31, 1998, and all unexercised A&M #3 Options expire on January 31, 2005, subject to prior termination as set forth in the Management Services Agreement. The exact number of shares underlying these options and the exercise prices will depend on the final resolution of claims under the Reorganization Plan. The Option Agreement provides that such adjustments will be made periodically as deemed practicable. An interim adjustment was made on December 10, 1998 to reflect the resolution of claims as of September 30, 1998. After such adjustment, the A&M #3 Options consisted of (i) options to acquire 399,717 shares at an exercise price of $8.80, (ii) options to acquire 399,717 shares at an exercise price of $10.66, and (iii) options to acquire 399,717 shares at an exercise price of $12.97. The Company presently estimates that after all adjustments, the A&M #3 Options will consist of (i) options to acquire 407,667 shares at an exercise price of $8.63 per share, (ii) options to acquire 407,667 shares at an exercise price of $10.45 per share, and (iii) options to acquire 407,667 shares at an exercise price of $12.72 per share.

      On April 7, 1998 and on September 18 and 22, 1998, the Company’s Compensation Committee granted, and the entire Board of Directors approved grants of Nonqualified Stock Options under the Wherehouse 1998 Stock Incentive Plan for a total of 339,500 shares of Common Stock. Additional grants of Non-Qualified Stock Options totaling 197,000 and 254,500 were made during Fiscal 2001 and Fiscal 2000, respectively. On April 13, 2000, the Board of Directors authorized the granting of an additional 264,500 options. No grants of Non-Qualified Stock Options were made in Fiscal 2002. As of April 24, 2002, net of forfeitures, there were 413,000 options outstanding under the Wherehouse 1998 Stock Incentive Plan.

      On August 7, 2001 the Board approved the 2001 Stock Incentive Plan (as amended, the “2001 Stock Incentive Plan”). Similar to the 1998 Stock Incentive Plan, the 2001 Stock Incentive Plan authorizes the grant of incentive and non-qualified stock options and SARs to employees, officers and directors at the discretion of the Board of Directors. Generally speaking, an option or SAR granted under the 2001 Stock Incentive Plan will expire not more than ten years after the date of grant. Under the provisions of the 2001 Stock Incentive Plan, the Compensation Committee of the Board of Directors determines the applicable vesting schedule for each Award, subject to any minimum vesting requirements. The maximum number shares of Common Stock that may be issued under the 2001 Stock Incentive Plan and the Company’s 1998 Stock Incentive Plan may not exceed, in the aggregate, 800,000 shares. No options have been granted under the 2001 Stock Incentive Plan.

Fiscal Year-End Option Values

      No options were exercised by any of the Named Executive Officers during Fiscal 2002. The following table sets forth certain information with respect to the Named Executive Officers of the Company concerning the number of shares covered by both exercisable and unexercisable stock options held as of January 31, 2002. None of the Named Executive Officers held any stock appreciation rights at such time. No established trading market exists for the Common Stock. As of January 31, 2002, the Company calculated the book value of each share of Common Stock to be $2.28. This book value of $2.28 per share is utilized to calculate the value of unexercised in-the-money options in the table below. The value used is not intended to represent the price at which shares of the Common Stock trade. Using a book value of $2.28 per share, there were no in-the-money options as of January 31, 2002.

Fiscal Year-End Option Values

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options
	Options at FY-End(#)		at FY-End($)(1)
Name	Exercisable/Unexercisable		Exercisable/Unexercisable

Antonio Alvarez, II	1,199,151/0	(2)	$0/0 (2)
Larry C. Gaines	20,000/30,000	(3)	0/0
Mark A. Velarde	10,000/50,000	(4)/(5)	0/0
Barbara C. Brown	16,800/11,200	(6)	0/0
Mehdi Mahdavi	6,000/4,000	(6)	0/0

(1)	As noted above, book value was used to calculate the value of unexercised in-the-money options. If a higher stock value were used to calculate the value of unexercised options at fiscal year-end, the value of unexercised options would be higher, as (i) more options would be “in-the-money”, and (ii) each in-the-money option would have a higher value.

(2)	Wherehouse entered into the Option Agreement with A&M #3, an affiliate of A&M, of which Antonio C. Alvarez, II is a principal. Pursuant to the terms of the Option Agreement, on January 31, 1997, Wherehouse granted to A&M #3 three tranches of options to acquire, in the aggregate, 993,380 shares of Common Stock, subject to adjustment upon certain events. On April 30, 1998, the Option Agreement was amended to conform the agreement to the intent of the parties. Pursuant to the Option Agreement, as amended, and based upon distributions and cash settlements pursuant to the Reorganization Plan, on December 10, 1998, the number of options granted to A&M #3 was adjusted such that the total shares subject to such options was 1,199,151, comprised of: (i) options to acquire 399,717 shares at an exercise price of $8.80, (ii) options to acquire 399,717 shares at an exercise price of $10.66, and (iii) options to acquire 399,717 shares at an exercise price of $12.97. See “Certain Relationships and Related Transactions” under Item 13 below.

(3)	These ten year options vest, subject to acceleration in certain circumstances, in five equal annual installments beginning on March 9, 2000 and have an exercise price of $18.00 per share.

(4)	In connection with the Management Services Agreement, as amended, Wherehouse issued options to purchase 993,380 shares, subject to adjustment and subsequently increased to 1,199,151 shares as described in Note 2 above, of Common Stock to A&M #3 pursuant to the Option Agreement. Mr. Velarde possesses a pecuniary interest in A&M #3. See Item 13 — “Certain Relationships and Related Transactions.”

(5)	These ten year options vest, subject to acceleration in certain circumstances, in five equal annual installments beginning on April 13, 2001 and have an exercise price of $18.00 per share.

(6)	These ten year options vest, subject to acceleration in certain circumstances, in five equal annual installments beginning on April 7, 1999 and have an exercise price of $12.00 per share.

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

Description of Employment Contracts, Termination of Employment and Change in Control Arrangements

      As of April 19, 2002, Antonio C. Alvarez, II serves as Chairman of the Board pursuant to the Management Services Agreement, as amended. Under the Management Services Agreement, A&M currently does not receive compensation for the services of Antonio C. Alvarez, II. The Management Services Agreement, as amended, now provides that it will expire on October 14, 2002, subject to further extension or earlier termination under certain conditions.

Compensation Committee Interlocks and Insider Participation

      The Company’s Compensation Committee consists of Messrs. Davenport, Radecki, and Smith. None of the members of the Compensation Committee is or has been an officer or employee of the Company. Mr. Radecki is currently Managing Director of CIBC World Markets Corp., an investment bank. CIBC Oppenheimer Corp., a predecessor company of CIBC World Markets Corp., acted as a financial advisor to the Company during 1998 with respect to the Acquisition of Blockbuster Music, and, pursuant to an engagement letter dated September 22, 1998, received a fee of $600,000, plus expenses, upon completion of the Acquisition.

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

Item 12.     Security Ownership of 5% Holders, Directors and Executive Officers

      The Common Stock is the only outstanding class of voting securities of the Company. The following table sets forth, as of April 19, 2002, the number and percentage of shares of Common Stock beneficially owned by (i) each person known to Wherehouse to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of Wherehouse, (iii) each Named Executive Officer, and (iv) all directors and executive officers of Wherehouse as a group. Unless otherwise indicated in a footnote, each person listed below possesses sole voting and investment power with respect to the shares indicated as beneficially owned by him or her, subject to community property laws where applicable. The percentage of ownership in the following table does not include the additional estimated 23,850 shares that may be issued to A&M #3 pursuant to the Stock Subscription Agreement.

	Number of Shares		Percentage of all
	Beneficially Owned		Common Stock
Name	(1)(2)		Outstanding(3)

Stephen Feinberg	7,207,695	(4)	55.3%
450 Park Avenue, 28th Floor New York, New York 10022
Antonio C. Alvarez, II		(5)
c/o Wherehouse Entertainment, Inc. 19701 Hamilton Avenue Torrance, California 90502-1334
AND
Bryan Marsal		(6)
c/o Alvarez & Marsal, Inc. 599 Lexington Avenue, Suite #2700 New York, New York 10022-4802
A&M Investment Associates #3, LLC	2,278,387	(7)	17.5%
c/o Alvarez & Marsal, Inc. 599 Lexington Avenue, Suite #2700 New York, New York 10022-4802
A&M Investment Associates #4, LLC	385,542	(8)	3.0%
A&M Investment Associates #8, LLC	16,000	(9)	*

Total for Antonio C. Alvarez, II and Bryan Marsal	2,679,929	(5)(6)	20.6%
Robert C. Davenport	0	(10)	0
Jonathan Gallen	520,395	(11)	4.0%
Joseph B. Smith	0		0
Joseph J. Radecki, Jr.	0		0
Larry Gaines	30,000	(12)	*
Mark A. Velarde	20,000	(13)(7)
Barbara C. Brown	22,400	(14)	*
Mehdi Mahdavi	8,000	(14)	*
All Directors and Executive Officers, as a group (9 persons)	3,280,724		25.2%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes sole or shared voting or investment power with respect to securities. Except as otherwise noted below and subject to community property laws where applicable, each person named reportedly has sole voting and dispositive power with respect to all shares of Common Stock shown as beneficially owned by such person. On April 19, 2002, there were 11,413,324 shares of Common Stock issued and 11,388,324 outstanding.

(2)	The number of shares listed as beneficially owned by each named person (and the directors and executive officers as a group) includes shares of Common Stock underlying options, warrants and rights (including conversion rights) exercisable as of or within 60 days after April 19, 2002, as follows:

A&M Investment Associates #3, LLC	1,199,151
Antonio C. Alvarez, II, Bryan Marsal
Jonathan Gallen	22,461
Stephen Feinberg	72,687
Larry C. Gaines	30,000
Mark A. Velarde	20,000
Barbara C. Brown	22,400
Mehdi Mahdavi	8,000

All Directors and Executive Officers as a Group (9 persons)	1,374,699

(3)	The percent of Common Stock outstanding is based upon (i) the 11,388,324 shares of Common Stock outstanding at April 19, 2002, plus (ii) the 200,000 Tranche B and Tranche C warrants issued under the Reorganization Plan, plus (iii) the 1,199,151 shares underlying the A&M Options, plus (iv) all employee stock options that are exercisable within 60 days of April 19, 2002. In connection with the Reorganization Plan, holders of Old Wherehouse’s Senior Subordinated Notes received three tranches of warrants to purchase shares of Common Stock (the “Warrants”). The Tranche A Warrants represent the right to purchase 576,000 shares of Common Stock at an exercise price of $2.38 per share and have a five year maturity. The Tranche A warrants matured on January 31, 2002 with 386,903 warrants being exercised resulting in 145,448 shares of common stock being issued on January 17, 2002 and 241,455 shares of common stock being issued on February 15, 2002. The Tranche B Warrants represent the right to purchase 100,000 shares of Common Stock at an exercise price of $9.00 per share and have a seven year maturity. The Tranche C Warrants represent the right to purchase 100,000 shares of Common Stock at an exercise price of $11.00 per share and have a seven year maturity. Each Warrant is exercisable for one share of the Common Stock.

(4)	This information was obtained from a Form 4 filed with the Commission regarding Mr. Feinberg’s beneficial ownership as of February 11, 2002. Ownership is described as follows: Cerberus Partners, L.P., a Delaware limited partnership, owns 1,689,741 shares of Common Stock and 11,161 Warrants and Cerberus International, Ltd., a corporation organized under the laws of the Bahamas, owns 2,161,428 shares of Common Stock and 29,606 Warrants, all over which Mr. Feinberg possesses sole voting and dispositive power. Various other private investment funds for which Mr. Feinberg possesses dispositive authority over the securities of the Company own in the aggregate 3,286,215 shares of the Common Stock and 29,544 Warrants.

(5)	As disclosed on a Schedule 13D — Amendment No. 2 filed with the Commission on April 13, 1999, and on a Form 5 filed with the Commission on March 17, 1999, Antonio C. Alvarez, II is a managing member of A&M #3, A&M #4 (as defined below), and A&M #8 (as defined below), and therefore may be deemed to be the beneficial owner of Common Stock held by any one or more of these entities. Mr. Alvarez disclaims beneficial ownership of the shares held by A&M #3, A&M #4, and A&M #8, except to the extent of his pecuniary interest therein.

(6)	As disclosed on a Schedule 13D — Amendment No. 2 filed with the Commission on April 13, 1999, and on a Form 5 filed with the Commission on March 17, 1999, Bryan Marsal is a managing member of A&M #3, A&M #4 (as defined below), and A&M #8 (as defined below), and therefore may be deemed to be the beneficial owner of Common Stock held by any one or more of these entities. Mr. Marsal disclaims beneficial ownership of the shares held by A&M #3, A&M #4, and A&M #8, except to the extent of his pecuniary interest therein.

(7)	A&M #3 is a Delaware limited liability company. The share total includes A&M #3 Options to purchase 1,199,151 shares of Common Stock, exercisable within 60 days of April 19, 2002. The A&M #3 Options are subject to adjustment. Pursuant to the adjustment provisions of the Option

Agreement, on December 10, 1998, an interim adjustment was made as is described in Item 13 — “Certain Relationships and Related Transactions” below. Mr. Velarde possesses a pecuniary interest in A&M #3. Mr. Velarde disclaims beneficial ownership of shares of Common Stock held by A&M #3, except to the extent of his pecuniary interest therein.

(8)	A&M Investment Associates #4, LLC is a Delaware limited liability Company (“A&M #4”).

(9)	A&M Investment Associates #8, LLC is a Delaware limited liability Company (“A&M #8”).

(10)	Mr. Davenport is a managing director of Cerberus Capital Management, L.P., an affiliate of Cerberus Partners, L.P., and may be deemed to be the beneficial owner of all of the shares of Common Stock held by Cerberus Partners, L.P. Mr. Davenport disclaims any beneficial ownership in the shares of Common Stock held by Cerberus Partners, L.P.

(11)	Mr. Gallen is the managing member of Pequod LLC, the general partner of Pequod Investments, L.P. and the President of Ahab Capital Management, Inc., which is an investment advisor to Pequod International, Ltd. Pequod Investments, L.P. and Pequod International, Ltd. beneficially own, in the aggregate, 497,934 shares of Common Stock, including 22,461 Warrants. As such, Mr. Gallen may be deemed to be the beneficial owner of the shares of Common Stock and Warrants held by Pequod Investments, L.P. and Pequod International, Ltd. Mr. Gallen has sole voting and investment power over Common Stock owned by Pequod Investments, L.P. and Pequod International, Ltd. Mr. Gallen disclaims beneficial ownership in the shares of Common Stock held by Pequod Investments, L.P. and Pequod International, Ltd., except to the extent of his pecuniary interest therein.

(12)	Mr. Gaines has a right to acquire 30,000 shares of Common Stock pursuant to stock options exercisable as of or within 60 days after April 19, 2002 that were issued pursuant to the Wherehouse Entertainment, Inc. 1998 Stock Incentive Plan.

(13)	Mr. Velarde has a right to acquire 20,000 shares of Common Stock pursuant to stock options exercisable as of or within 60 days after April 19, 2002 that were issued pursuant to the Wherehouse Entertainment, Inc. 1998 Stock Incentive plan.

(14)	Ms. Brown has a right to acquire 22,400 shares of Common Stock pursuant to stock options exercisable as of or within 60 days after April 19, 2002 that were issued pursuant to the Wherehouse Entertainment, Inc. 1998 Stock Incentive Plan.

Item 13.     Certain Relationships and Related Transactions

      Antonio C. Alvarez, II serves as Non-Executive Chairman of the Board pursuant to the Management Services Agreement, as amended. On April 25, 2002, the Management Services Agreement was amended to (i) provide that Antonio C. Alvarez, II serve as Non-Executive Chairman of the Board of Wherehouse, effective October 15, 2001; (ii) eliminate the compensation A&M previously received for Mr. Alvarez’s services as Chairman of the Board and Chief Executive Officer, effective November 1, 2001; and (iii) extend the term of the Management Services Agreement to October 14, 2002, subject to further extension or earlier termination under certain conditions.

      Pursuant to the Management Services Agreement and a Stock Subscription Agreement dated as of January 31, 1997 (the “Stock Subscription Agreement”), Wherehouse agreed to sell, and A&M #3 agreed to buy at a purchase price of $6,340,000 ($1,000,000 in cash from A&M #3’s funds, plus a secured recourse promissory note in the principal amount of $335,000 and a secured non-recourse promissory note in the amount of $5,005,000 (collectively, as amended, the “Promissory Notes”)) 1,100,000 shares of the Common Stock (the “A&M Shares”) (subject to adjustment upward or downward to represent 10% of the sum of (i) the shares of Common Stock ultimately issued under the Reorganization Plan plus (ii) the number of shares of Common Stock issued to A&M #3). The Management Services Agreement provides that the number of A&M Shares are to be adjusted periodically, as practicable, based on the shares issued under the Reorganization Plan. An interim adjustment was made on December 10, 1998 to reflect the issuance of shares under the Reorganization Plan based on the resolution of claims as of September 30, 1998. Based on this interim adjustment, the number of A&M Shares was reduced to 1,079,236. The Company estimates that approximately 23,850 additional A&M Shares will be issued in the future based on the adjustment formula.

The Promissory Notes bear interest at 7% per annum during the first six years and 11% per annum during the seventh through ninth years, mature on January 31, 2006 and have no scheduled interest or principal amortization until their maturity date. The Promissory Notes are secured by a first-priority pledge of the A&M Shares pursuant to a Stock Pledge Agreement dated as of January 31, 1997.

      In addition, in connection with the Management Services Agreement and consummation of the Reorganization Plan, Wherehouse and A&M #3 entered into a Non-Transferable Stock Option Agreement dated as of January 31, 1997, (as amended, the Stock Option Agreement), pursuant to which the Company issued to A&M #3 three tranches of options to purchase shares of common stock (the A&M Options; and, together with the A&M Shares, the A&M Securities) representing in the aggregate the right to purchase an additional 10% of the shares of common stock issued under the Reorganization Plan. The first tranche of options represents the right to purchase 399,717 shares of common stock at an exercise price of $8.80. The second tranche of options represents the right to purchase 399,717 shares of common stock at an exercise price of $10.66. The third tranche of options represents the right to purchase 399,717 shares of common stock at an exercise price of $12.97. The A&M Options are fully vested and all unexercised A&M Options expire on January 31, 2005, subject to prior vesting or termination as set forth in the Management Services Agreement. The A&M Options are subject to upward adjustment on a quarterly basis as additional shares of common stock related to the Reorganization are issued and are entitled to certain other anti-dilution provisions as set forth in the Stock Option Agreement. The above option amounts and exercise prices have been adjusted for anti-dilution effects through January 31, 2002. The Company presently estimates that after all adjustments, the A&M #3 Options will consist of (i) options to acquire 407,667 shares at an exercise price of $8.63 per share, (ii) options to acquire 407,667 shares at an exercise price of $10.45 per share, and (iii) options to acquire 407,667 shares at an exercise price of $12.72 per share.

      Wherehouse also granted certain registration rights to A&M #3 with respect to the A&M Shares pursuant to a Registration Rights Agreement dated as of January 31, 1997 (the “A&M Registration Rights Agreement”). Under the A&M Registration Rights Agreement, A&M #3 has the right to make one demand registration and two piggyback registrations in respect of the A&M Shares and shares subject to the A&M #3 Options.

      Jefferies & Company, Inc., of which Mr. Radecki was an Executive Vice President and Director of Financial Restructurings, served as the financial consultant to Old Wherehouse in the Bankruptcy Case, and, prior to Mr. Radecki leaving Jefferies & Company, Inc., it also served as financial advisor to New Wherehouse. Mr. Radecki is currently Managing Director of CIBC World Markets Corp., an investment bank. CIBC Oppenheimer Corp., a predecessor company of CIBC World Markets Corp., acted as a financial advisor to the Company during 1998 with respect to the Acquisition of Blockbuster Music, and, pursuant to an engagement letter dated September 22, 1998, received a fee of $600,000, plus expenses, upon completion of the Acquisition.

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

      Madeleine LLC, a Delaware limited liability company (“Madeleine”), entered into a participation agreement with Congress Financial Corporation (Western), pursuant to which Madeleine agreed to purchase a 100% undivided interest in all of Congress Financial Corporation (Western)’s right, title and interest in and to any Tranche B loans under the Congress Facility. On October 26, 1998, Madeleine received $100,000 of the closing fee for the Congress Facility. Madeleine received $100,000 annually from Congress Financial Corporation (Western) as its portion of the annual commitment fee and unused line fee for Tranche B. On December 6, 2000, the Congress Facility was amended to, among other things, eliminate the Tranche B line effective October 26, 2001. Stephen Feinberg is the managing member of Madeleine and the general partner of Cerberus Partners, L.P.

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

      (b) Current Reports on Form 8-K.

      None

      (c) Exhibits

      The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

2.1	Debtors’ First Amended Chapter 11 Plan, as Revised for Technical Corrections dated October 4, 1996 and Supplemental Amendments on December 2, 1996 and December 13, 1996. (Incorporated by reference to Exhibits A, B and C of Exhibit 3.1 of Old Wherehouse’s Current Report on Form 8-K dated January 22, 1997.)
2.2	Asset Purchase Agreement dated as of January 31, 1997 among Old Wherehouse, WEI and New Wherehouse. (Incorporated by reference to Exhibit 1.4 of Old Wherehouse’s Current Report on Form 8-K dated February 12, 1997.)
2.3	Stock Purchase Agreement dated as of August 10, 1998 by and among New Wherehouse and Viacom International Inc. (Incorporated herein by reference to Exhibit 2 of New Wherehouse’s Quarterly Report on Form 10-Q dated September 14, 1998).
3.1	Certificate of Incorporation of New Wherehouse filed with the Delaware Secretary of State on November 15, 1997. (Incorporated by reference to Exhibit C of Exhibit A of Exhibit 3.1 of Old Wherehouse’s Current Report on Form 8-K dated January 22, 1997.)
3.2	Certificate of Amendment of Certificate of Incorporation of New Wherehouse filed with the Delaware Secretary of State on January 31, 1997. (Incorporated by reference to Exhibit 1.3 of Old Wherehouse’s Current Report on Form 8-K dated February 12, 1997.)
3.3	Certificate of Amendment of Certificate of Incorporation of Old Wherehouse filed with the Delaware Secretary of State on January 31, 1997. (Incorporated by reference to Exhibit 1.2 of Old Wherehouse’s Current Report on Form 8-K dated February 12, 1997.)
3.4	By-laws of New Wherehouse. (Incorporated by reference to Exhibit B of Exhibit A of Exhibit 3.1 of Old Wherehouse’s Current Report on Form 8-K dated January 22, 1997.)
3.5	Amendment to By-laws of New Wherehouse adopted January 30, 1997, adopted by Unanimous Written Consent of the Sole Director of New Wherehouse. (Incorporated by reference to Exhibit 3.5 of New Wherehouse’s Annual Report on Form 10-K dated May 16, 1997.)
4.1	Tranche A Warrant Agreement dated as of January 31, 1997 between New Wherehouse and United States Trust Company of New York, as the Warrant Agent. (Incorporated by reference to Exhibit 4.1 of New Wherehouse’s Annual Report on Form 10-K dated May 16, 1997.)
4.2	Tranche B Warrant Agreement dated as of January 31, 1997 between New Wherehouse and United States Trust Company of New York, as the Warrant Agent. (Incorporated by reference to Exhibit 4.2 of New Wherehouse’s Annual Report on Form 10-K dated May 16, 1997.)
4.3	Tranche C Warrant Agreement dated as of January 31, 1997 between New Wherehouse and United States Trust Company of New York, as the Warrant Agent. (Incorporated by reference to Exhibit 4.3 of New Wherehouse’s Annual Report on Form 10-K dated May 16, 1997.)

4.4	Registration Rights Agreement dated as of January 31, 1997 among New Wherehouse, Cerberus Partners, L.P., CS First Boston Securities Corporation and Bank of America, Illinois. (Incorporated by reference to Exhibit 1.14 of Old Wherehouse’s Current Report on Form 8-K dated February 12, 1997.)
10.1	Single Tenant Industrial Lease, dated November 5, 1991, by and between Watson Land Company, as lessor, and Old Wherehouse, as lessee. (Incorporated by reference to Exhibit 10.6 of the Old Wherehouse’s Annual Report on Form 10-K for the fiscal year ended January 31, 1992.)
10.2	Management Services Agreement dated as of January 31, 1997 among New Wherehouse Alvarez & Marsal, Inc., Antonio C. Alvarez II, A&M #3, Cerberus Partners, L.P. and the Support Employees. (Incorporated by reference to Exhibit 1.5 of Old Wherehouse’s Current Report on Form 8-K dated February 12, 1997.)
10.3	Extension and Amendment to Management Services Agreement dated as of February 1, 1998 among New Wherehouse, Alvarez & Marsal, Inc., Antonio C. Alvarez, II and A&M #3. (Incorporated by reference to Exhibit 10.3 of New Wherehouse’s Annual Report on Form 10-K dated May 1, 1998.)
10.4	Second Amendment to Management Services Agreement dated as of April 30, 1998 among New Wherehouse, Alvarez & Marsal, Inc., Antonio C. Alvarez, II and A&M #3. (Incorporated by reference to Exhibit 10.4 of New Wherehouse’s Annual Report on Form 10-K dated May 1, 1998.)
10.5	Secured Recourse Promissory Note dated January 31, 1997 by A&M #3 in favor of New Wherehouse in the principal amount of $335,000. (Incorporated by reference to Exhibit 1.6 of Old Wherehouse’s Current Report on Form 8-K dated February 12, 1997.)
10.6	Secured Non-Recourse Promissory Note dated January 31, 1997 by A&M #3 in favor of New Wherehouse in the principal amount of $5,005,000. (Incorporated by reference to Exhibit 1.7 of Old Wherehouse’s Current Report on Form 8-K dated February 12, 1997.)
10.7	Stock Pledge Agreement dated as of January 31, 1997 between A&M #3 and New Wherehouse. (Incorporated by reference to Exhibit 1.8 of Old Wherehouse’s Current Report on Form 8-K dated February 12, 1997.)
10.8	Stock Subscription Agreement dated as of January 31, 1997 between New Wherehouse and A&M #3. (Incorporated by reference to Exhibit 1.9 of Old Wherehouse’s Current Report on Form 8-K dated February 12, 1997.)
10.9	Non-Transferable Stock Option Agreement dated as of January 31, 1997 between New Wherehouse and A&M #3. (Incorporated by reference to Exhibit 1.10 of Old Wherehouse’s Current Report on Form 8-K dated February 12, 1997.)
10.10	First Amendment to Non-Transferable Stock Option Agreement dated as of April 30, 1998 between New Wherehouse and A&M #3. (Incorporated by reference to Exhibit 10.10 of New Wherehouse’s Annual Report on Form 10-K dated May 1, 1998.)
10.11	Registration Rights Agreement dated as of January 31, 1997 between New Wherehouse and A&M #3. (Incorporated by reference to Exhibit 1.12 of Old Wherehouse’s Current Report on Form 8-K dated February 12, 1997.)
10.12	Letter agreement dated as of October 14, 1996 among Cerberus Partners, L.P., CS First Boston Securities Corporation and Bank of America, Illinois regarding fees to be paid to Alvarez & Marsal, Inc. (Incorporated by reference to Exhibit 1.13 of Old Wherehouse’s Current Report on Form 8-K dated February 12, 1997.
10.13	Letter agreement dated as of January 31, 1997 between New Wherehouse and Cerberus Partners, L.P. regarding the reimbursement of fees paid by Cerberus on behalf of the senior lenders to Alvarez & Marsal, Inc. (Incorporated by reference to Exhibit 1.11 of Old Wherehouse’s Current Report on Form 8-K dated February 12, 1997.)
10.14	Loan and Security Agreement dated as of January 31, 1997 between New Wherehouse and Congress Financial Corporation (Western). (Incorporated by reference to Exhibit 1.15 of Old Wherehouse’s Current Report on Form 8-K dated February 12, 1997.)
10.15	Security Agreement dated as of January 31, 1997 between New Wherehouse and United States Trust Company of New York, as Collateral Agent for certain trade creditors. (Incorporated by reference to Exhibit 1.16 of Old Wherehouse’s Current Report on Form 8-K dated February 12, 1997.)

10.16	Intercreditor and Collateral Agency Agreement dated as of January 31, 1997 among New Wherehouse, the Trade Creditors named therein and United States Trust Company of New York, as Collateral Agent. (Incorporated by reference to Exhibit 1.17 of Old Wherehouse’s Current Report on Form 8-K dated February 12, 1997.)
10.17	Intercreditor and Subordination Agreement dated as of January 31, 1997 among the Trade Creditors named therein, United States Trust Company of New York, as Collateral Agent for the Trade Creditors and Congress Financial Corporation (Western). (Incorporated by reference to Exhibit 1.18 of Old Wherehouse’s Current Report on Form 8-K dated February 12, 1997.)
10.18	Security Agreement dated as of January 20, 1997, by and between Mellon US Leasing, a division of Mellon Leasing Corporation, successor to United States Leasing Corporation, as Secured Party, and Reorganized Wherehouse. (Incorporated by reference to Exhibit 10.15 of New Wherehouse’s Annual Report on Form 10-K dated May 16, 1997.)
10.19	Change of Control Agreements, dated as of July 10, 1995, between Old Wherehouse and each of its executive officers, with schedule required by instruction (2) to item 601(a) of Regulation S-K identifying the parties thereto and certain other details. (Incorporated by reference to Exhibit 10.1 of Old Wherehouse’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1995.)
10.20	Transition License Agreement dated as of October 26, 1998 between Wherehouse Entertainment, Inc., the Blockbuster Music subsidiaries, and Blockbuster Entertainment Inc. (Incorporated by reference to Exhibit 2.2 of New Wherehouse’s Current Report on Form 8-K dated November 10, 1998.)
10.21	Transition Services Agreement dated as of August 10, 1998 between Wherehouse Entertainment, Inc. and Viacom International Inc. (Incorporated by reference to Exhibit 2.3 of New Wherehouse’s Current Report on Form 8-K dated November 10, 1998.)
10.22	Amended and Restated Loan and Security Agreement dated as of October 26, 1998 between New Wherehouse and its subsidiaries and Congress Financial Corporation (Western). (Incorporated by reference to Exhibit 10.22 of New Wherehouse’s Annual Report on Form 10-K dated May 17, 1999.)
10.23	Intercreditor and Subordination Agreement dated as of October 26, 1998 among the Trade Creditors named therein, United States Trust Company of New York, as Collateral Agent for the Trade Creditors, and Congress Financial Corporation (Western). (Incorporated by reference to Exhibit 10.23 of New Wherehouse’s Annual Report on Form 10-K dated May 17, 1999.)
10.24	Security Agreement dated as of October 26, 1998 between New Wherehouse and United States Trust Company of New York, as Collateral Agent for certain trade creditors. (Incorporated by reference to Exhibit 10.24 of New Wherehouse’s Annual Report on Form 10-K dated May 17, 1999.)
10.25	Intercreditor and Collateral Agency Agreement dated as of October 26, 1998 among certain subsidiaries of New Wherehouse, the Trade Creditors named therein and United States Trust Company of New York, as Collateral Agent. (Incorporated by reference to Exhibit 10.25 of New Wherehouse’s Annual Report on Form 10-K dated May 17, 1999.)
10.26	Wherehouse Entertainment, Inc. 1998 Stock Incentive Plan. (Incorporated by reference to Appendix A of the Company’s definitive proxy statement dated September 25, 1998.) (Incorporated by reference to Exhibit 10.26 of New Wherehouse’s Annual Report on Form 10-K dated May 17, 1999.)
10.27	First Amendment to the Amended and Restated Loan and Security Agreement dated as of November 30, 1998 between New Wherehouse and its subsidiaries and Congress Financial Corporation (Western). (Incorporated by reference to Exhibit 10.27 of New Wherehouse’s Annual Report on Form 10-K dated May 17, 1999.)
10.28	Extension and Third Amendment to Management Services Agreement dated as of May 13, 1999 among Wherehouse, Alvarez & Marsal, Inc., Antonio C. Alvarez II and A&M #3. (Incorporated by reference to Exhibit 10.28 of New Wherehouse’s Annual Report on Form 10-K dated May 17, 1999.)
10.29	Second Amendment to the Amended and Restated Loan and Security Agreement dated as of May 14, 1999 between Wherehouse and its subsidiaries and Congress Financial Corporation (Western). (Incorporated by reference to Exhibit 10.29 of New Wherehouse’s Annual Report on Form 10-K dated May 17, 1999.)

10.30	Third Amendment to the Amended and Restated Loan and Security Agreement dated as of August 31, 1999 between Wherehouse and its subsidiaries and Congress Financial Corporation (Western). (Incorporated by reference to Exhibit 10.1 of New Wherehouse’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.)
10.31	Fourth Amendment to the Amended and Restated Loan and Security Agreement dated as of August 31, 1999 between Wherehouse and its subsidiaries and Congress Financial Corporation (Western). (Incorporated by reference to Exhibit 10.1 of New Wherehouse’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.)
10.32	Fourth Amendment to Management Services Agreement dated as of April 13, 1999 among Wherehouse, Alvarez & Marsal, Inc., Antonio C. Alvarez II and A&M #3. (Incorporated by reference to Exhibit 10.32 of New Wherehouse’s Annual Report on Form 10-K dated May 1, 2000.)
10.33	Contribution Agreement dated as of November 16, 1999, between CheckOut.com, LLC and Wherehouse. (Incorporated by reference to Exhibit 10.33 of New Wherehouse’s Annual Report on Form 10-K dated May 1, 2000.)
10.34	Fifth Amendment to the Amended and Restated Loan and Security Agreement dated as of December 6, 2000 between Wherehouse and its subsidiaries and Congress Financial Corporation (Western). (Incorporated by reference to Exhibit 10.1 of New Wherehouse’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000.)
10.35	Fifth Amendment to Management Services Agreement dated as of June 30, 2000 among Wherehouse, Alvarez & Marsal, Inc., Antonio C. Alvarez II and A&M #3. (Incorporated by reference to Exhibit 10.35 of Wherehouse’s Annual Report on Form 10-K dated April 27, 2001.)
10.36	Amended and Restated Fifth Amendment to the Amended and Restated Loan and Security Agreement dated as of January 10, 2001 between Wherehouse and its subsidiaries and Congress Financial Corporation (Western). (Incorporated by reference to Exhibit 10.36 of Wherehouse’s Annual Report on Form 10-K dated April 27, 2001.)
10.37	Wherehouse Entertainment, Inc. 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit B of the Company’s definitive proxy statement dated August 20, 2001.)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 2002

WHEREHOUSE ENTERTAINMENT, INC.

By:	/s/ LARRY C. GAINES

Larry C. Gaines
President and Chief Operating Officer
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK A. VELARDE Mark A. Velarde	Executive Vice President, Chief Financial Officer and Chief Administrative Officer	April 25, 2002

/s/ MEHDI MAHDAVI Mehdi Mahdavi	Vice President, Controller (Principal Accounting Officer)	April 25, 2002

/s/ ANTONIO C. ALVAREZ, II Antonio C. Alvarez, II	Non-Executive Chairman of the Board and Director	April 25, 2002

/s/ ROBERT C. DAVENPORT Robert C. Davenport	Director	April 25, 2002

/s/ JONATHAN GALLEN Jonathan Gallen	Director	April 25, 2002

/s/ JOSEPH J. RADECKI Joseph J. Radecki	Director	April 25, 2002

/s/ JOSEPH B. SMITH Joseph B. Smith	Director	April 25, 2002

WHEREHOUSE ENTERTAINMENT, INC.

INDEX TO FINANCIAL STATEMENTS

      All schedules have been omitted because they are not required under the related instructions, are inapplicable or because the required information is included elsewhere in the consolidated financial statements.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Wherehouse Entertainment, Inc.:

      We have audited the accompanying consolidated balance sheets of Wherehouse Entertainment, Inc. and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wherehouse Entertainment, Inc. and subsidiaries at January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California
April 24, 2002

WHEREHOUSE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,

	2002	2001

ASSETS
Current assets (Note 6):
Cash and cash equivalents	$1,591,000	$2,457,000
Notes and other receivables, net	3,066,000	1,343,000
Inventories, net (Note 3)	148,954,000	197,147,000
Income taxes receivable	306,000	9,825,000
Other current assets	1,996,000	2,401,000
Deferred taxes (Note 7)		5,983,000

Total current assets	155,913,000	219,156,000
Property, equipment and improvements, net (Notes 4 and 6)	44,539,000	67,132,000
Deferred taxes (Note 7)		19,886,000
Intangible assets, net (Notes 1, 2, 3 and 6)	24,604,000	34,510,000
Notes receivable and other assets, net	4,019,000	1,007,000

Total assets	$229,075,000	$341,691,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and bank overdraft	$109,610,000	$129,042,000
Accrued expenses (Note 5)	33,229,000	31,675,000
Sales taxes payable	3,246,000	3,793,000
Store closure reserves (Note 1)	6,287,000	8,421,000
Reorganization liabilities (Note 2)	150,000	1,242,000
Current portion of long-term debt (Note 2)	2,572,000	3,836,000
Current portion of leases in excess of fair market value (Note 1)	3,071,000	3,270,000
Current portion of capital lease obligations (Notes 4 and 9)	4,588,000	6,090,000

Total current liabilities	162,753,000	187,369,000
Line of credit (Note 6)	10,450,000	35,123,000
Long-term debt (Note 2)	191,000	224,000
Capital lease obligations (Notes 4 and 9)	11,232,000	16,293,000
Leases in excess of fair market value (Note 1)	14,729,000	18,195,000
Deferred rent and other long-term liabilities (Note 3)	4,343,000	5,181,000

Total liabilities	203,698,000	262,385,000

Commitments and contingencies (Notes 9 and 10)
Shareholders’ equity (Note 10):
Preferred stock
Common stock	112,000	110,000
Additional paid-in-capital	94,873,000	94,453,000
Accumulated deficit	(61,780,000)	(8,084,000)
Treasury stock	(338,000)	(338,000)
Notes receivable	(7,490,000)	(6,835,000)

Total shareholders’ equity	25,377,000	79,306,000

Total liabilities and shareholders’ equity	$229,075,000	$341,691,000

See accompanying notes to consolidated financial statements.

WHEREHOUSE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,

	2002	2001	2000

Sale merchandise revenue	$599,857,000	$700,614,000	$756,055,000
Rental revenue, net	4,455,000	5,797,000	9,836,000

Total revenues	604,312,000	706,411,000	765,891,000
Cost of sale merchandise revenue	396,652,000	457,775,000	495,596,000

Gross profit	207,660,000	248,636,000	270,295,000
Selling, general and administrative expenses	194,932,000	219,465,000	237,749,000
Year 2000 remediation costs (Note 12)			176,000
Other costs (Note 4)	621,000	2,335,000	153,000
Depreciation and amortization	30,389,000	31,101,000	25,506,000
Loss on disposition of assets (Note 1)	3,266,000

Income (loss) from operations	(21,548,000)	(4,265,000)	6,711,000
Interest expense	5,439,000	8,563,000	7,796,000
Interest income	(752,000)	(414,000)	(526,000)
Equity in loss from unconsolidated joint venture (Note 1)		20,594,000

Loss before income taxes	(26,235,000)	(33,008,000)	(559,000)
Provision (benefit) for income taxes	27,461,000	(11,362,000)	637,000

Net loss	$(53,696,000)	$(21,646,000)	$(1,196,000)

Net loss per common share (Note 8):
Basic	$(4.88)	$(1.97)	$(0.11)

Diluted	$(4.88)	$(1.97)	$(0.11)

See accompanying notes to consolidated financial statements.

WHEREHOUSE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Retained
			Paid-in	Earnings	Treasury	Notes
	Shares	Amount	Capital	(Deficit)	Stock	Receivable	Total

Balance, January 31, 1999	10,729,710	$108,000	$89,400,000	$14,758,000		$(6,088,000)	$98,178,000
Issuance of common stock	31,096
Purchase of treasury stock					$(338,000)		(338,000)
Interest on notes receivable						(373,000)	(373,000)
Net loss				(1,196,000)			(1,196,000)

Balance, January 31, 2000	10,760,806	108,000	89,400,000	13,562,000	(338,000)	(6,461,000)	96,271,000
Issuance of common stock	265,615	2,000	4,998,000				5,000,000
Interest on notes receivable						(374,000)	(374,000)
Stock option compensation			55,000				55,000
Net loss				(21,646,000)			(21,646,000)

Balance, January 31, 2001	11,026,421	110,000	94,453,000	(8,084,000)	(338,000)	(6,835,000)	79,306,000
Exercise of warrants	145,448	2,000	345,000				347,000
Interest on notes receivable						(655,000)	(655,000)
Stock option compensation			75,000				75,000
Net loss				(53,696,000)			(53,696,000)

Balance, January 31, 2002	11,171,869	$112,000	$94,873,000	$(61,780,000)	$(338,000)	$(7,490,000)	$25,377,000

See accompanying notes to consolidated financial statements.

WHEREHOUSE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,

	2002	2001	2000

Operating activities:
Net loss	$(53,696,000)	$(21,646,000)	$(1,196,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,389,000	31,101,000	25,506,000
Loss on disposition of assets	3,266,000
Other costs	621,000	2,335,000	153,000
Loss on investment in joint venture		20,594,000
Stock option compensation	75,000	55,000
Interest on notes receivable	(655,000)	(374,000)	(373,000)
Deferred taxes	25,869,000	636,000	432,000
Changes in operating assets and liabilities:
Receivables, net	223,000	6,451,000	(1,518,000)
Inventories, net	26,063,000	50,653,000	(27,750,000)
Other current assets	386,000	(105,000)	501,000
Accounts payable, accrued expenses and other liabilities	(18,102,000)	(47,640,000)	56,909,000
Income taxes receivable/payable	9,519,000	(7,477,000)	(6,955,000)
Other long-term liabilities	(802,000)	13,000	(1,373,000)
Store closure reserve — Existing stores	(445,000)	(564,000)	(767,000)
Store closure and leases in excess of FMV reserves — Acquired stores	(4,207,000)	(5,483,000)	(10,120,000)

Net cash provided by operating activities	18,504,000	28,549,000	33,449,000

Investing activities:
Purchase of property, equipment and improvements	(8,730,000)	(13,267,000)	(30,617,000)
Proceeds from sale of stores	20,461,000
Investment in joint venture		(19,033,000)
(Increase) decrease in other assets	(124,000)	496,000	(229,000)

Net cash provided by (used in) investing activities	11,607,000	(31,804,000)	(30,846,000)

Financing activities:
Net (payments) borrowings under line of credit	(24,673,000)	3,140,000	(5,366,000)
Payments on capital lease obligations and long-term debt	(6,601,000)	(6,634,000)	(6,835,000)
Exercise of warrants	347,000
Purchase of treasury stock			(338,000)
Proceeds from sale of common stock		5,000,000
Settlement of pre-petition claims	(50,000)	(325,000)	(542,000)

Net cash (used in) provided by financing activities	(30,977,000)	1,181,000	(13,081,000)

Net decrease in cash and cash equivalents	(866,000)	(2,074,000)	(10,478,000)
Cash and cash equivalents, beginning of year	2,457,000	4,531,000	15,009,000

Cash and cash equivalents, end of year	$1,591,000	$2,457,000	$4,531,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$4,913,000	$7,921,000	$6,815,000
Income taxes, net	$(7,953,000)	$(4,824,000)	$7,465,000

Non-cash investing and financing activities:

     The Company incurred capital lease obligations of $377,000, $1,556,000 and $6,518,000 for the purchase of certain equipment during the years ended January 31, 2002, 2001 and 2000, respectively.

     During the year ended January 31, 2002, the Company wrote off excess reorganization liabilities of $1,042,000 and excess tax liabilities of $1,055,000 relating to the Reorganization by reducing intangible assets. Additionally, the Company wrote off excess store closing reserves of $630,000 and excess accrued liabilities of $416,000 relating to the Acquisition by reducing intangible assets.

     In connection with the disposition of 64 stores to The Music Network, the Company recorded notes receivable of $4.7 million.

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

     Acquisition

      On October 26, 1998, pursuant to a Stock Purchase Agreement dated as of August 10, 1998 (the “Purchase Agreement”), the Company acquired (the “Acquisition”) from Viacom International Inc. (“Seller”) all of the capital stock of certain retail music subsidiaries of the Seller (the “Acquired Business”). The Acquired Business operated under the name “Blockbuster Music” and is referred to as “Blockbuster Music”. The Acquired Business consisted of 378 Blockbuster Music stores in 33 states. In June 1999, the Company completed the systems integration of the Acquired Stores, and all of the Acquired Stores are currently operating under the “Wherehouse Music” name. The initial purchase price was subject to a purchase price adjustment mechanism based on working capital as set forth in the Purchase Agreement.

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

      The Acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair values at the Acquisition date based on valuations and other studies. The following is a summary of the acquired assets and liabilities:

Current assets	$189,180,000
Property, equipment & improvements	45,982,000
Deferred tax assets, net	19,861,000
Goodwill	29,361,000
Accounts payable and accrued expenses	(87,015,000)
Store closure and other reserves	(20,042,000)
Capital lease obligations	(26,430,000)
Leases in excess of fair market value	(28,551,000)

Total consideration	$122,346,000

      The results of operations of the Acquisition are reflected in the accompanying consolidated financial statements from October 26, 1998. Goodwill arising out of the Acquisition is being amortized over 15 years.

      Upon the consummation of the Acquisition, the Company’s senior management began formulating its plan to close certain stores which, due to the Acquisition, competed in the same trade areas as other stores (the “Store Closure Plan”). The Store Closure Plan, which was finalized during January 1999, anticipated the closing of 70 stores (51 Acquired Stores and 19 existing Wherehouse stores) located in 17 states. The Company has closed 64 of these stores (46 Acquired Stores and 18 existing Wherehouse stores) as of January 31, 2002. The Company is negotiating with landlords to terminate the leases on the remaining 6 stores.

      During the fiscal year ended January 31, 1999 (“Fiscal 1999”), the Company recorded accruals in the purchase price allocation for store closure reserve — Acquired Stores and leases in excess of fair market value.

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a rollforward of the activity of the store closure reserve — Acquired Stores(1):

Balance at October 26, 1998	$24,126,000
Charges against reserve	1,514,000

Balance at January 31, 1999	22,612,000
Charges against reserve	8,782,000
Adjustment(2)	4,084,000

Balance at January 31, 2000	9,746,000
Charges against reserve	2,207,000

Balance at January 31, 2001	7,539,000
Charges against reserve	1,059,000
Write-off excess reserve	630,000

Balance at January 31, 2002	$5,850,000

(1)	Consists substantially of lease termination costs.

(2)	Adjustments relate primarily to the finalization of certain lease settlement costs.

      The following is a rollforward of the activity of the reserve for leases in excess of fair market value:

Balance at October 26, 1998	$29,981,000
Charges against reserve	781,000

Balance at January 31, 1999	29,200,000
Charges against reserve	3,029,000
Adjustment(1)	1,430,000

Balance at January 31, 2000	24,741,000
Charges against reserve	3,276,000

Balance at January 31, 2001	21,465,000
Charges against reserve	3,148,000
Disposition of stores	517,000

Balance at January 31, 2002	$17,800,000

(1)	Adjustments relate primarily to the finalization of certain lease settlement costs.

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During Fiscal 1999, the Company recorded accruals related to the planned closing of 19 existing Wherehouse stores. The following is a rollforward of the activity of the store closure reserve — existing stores:

Balance at October 26, 1998(1)	$2,869,000
Charges against reserve	276,000

Balance at January 31, 1999	2,593,000
Charges against reserve	1,147,000

Balance at January 31, 2000	1,446,000
Charges against reserve	564,000

Balance at January 31, 2001	882,000
Charges against reserve	126,000
Write-off excess reserve	319,000

Balance at January 31, 2002	$437,000

(1)	Consists substantially of lease termination costs.

     Disposition of Stores

      On August 9, 2001, the Company completed the sale of sixty-four (64) Wherehouse Music stores to The Music Network (“TMN”) for approximately $25.7 million, which was comprised of $21.0 million in cash and $4.7 million in notes receivable, less approximately $0.6 million in costs to complete the transaction. In addition, the Company received warrants to purchase 90,440 shares or approximately 1.75% of TMN for $0.01 per share. Management has valued these warrants at a de minimus amount. The majority of the stores sold to TMN are located in Florida, North Carolina, South Carolina and Tennessee, with a few located in Georgia and Alabama. As part of the transaction, the Company also granted the rights to the Turtle’s Music trade brand to TMN. The subject stores accounted for $63.6 million in total revenues for the fiscal year ended January 31, 2001 and $26.8 million in total revenues for the fiscal year ended January 31, 2002. The net tangible book value of the assets sold amounted to approximately $25.3 million. In addition, the Company also wrote off approximately $3.3 million of goodwill, attributable to the sold stores, representing the approximate loss on disposition of assets in the accompanying consolidated statements of operations. The Company is also obligated to fulfill lease commitments should TMN default on certain obligations.

     E-Commerce

      In February, 2001, as a result of significant operating losses experienced by CheckOut.com, an Internet content provider and e-commerce retailer of music, movies and games in which the Company had a 49% equity investment, CheckOut.com ceased operation of its Internet site. For Fiscal 2001, a $20.6 million loss on investment in joint venture was recorded by the Company which included $11.1 million representing the Company’s share in the joint venture’s operating losses and $9.5 million representing a loss due to the impairment in value of the remaining investment. To maintain its online retail presence, the Company re-launched its Internet e-commerce site, “Wherehousemusic.com” in November, 2001.

2.     Reorganization Under Chapter 11

      Wherehouse Entertainment, Inc. (“New Wherehouse” also the Company) was incorporated under the laws of the state of Delaware on November 15, 1996, as WEI Acquisition Co. On January 31, 1997, New Wherehouse acquired substantially all of the assets of Wherehouse Dissolution Co. (“Old Wherehouse”), a Delaware corporation, and its parent company, WEI Holdings, Inc., a Delaware corporation (WEI, and

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

together with Old Wherehouse, the “Debtor”), pursuant to a Chapter 11 plan of reorganization (the “Reorganization”).

      On August 2, 1995 (the “Petition Date”), the Debtor filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), seeking to reorganize under Chapter 11 (the “Bankruptcy Case”). Old Wherehouse and WEI continued to manage their respective affairs and operate their businesses as debtors-in-possession while they worked to develop a reorganization plan that would restructure their businesses and allow their emergence from Chapter 11.

      The Plan of Reorganization for the Company’s predecessors (the “Reorganization Plan”) was confirmed by an order of the Bankruptcy Court entered on January 7, 1997. The effective date of the Reorganization Plan occurred on January 31, 1997 (the “Effective Date”). Since the Effective Date, the Bankruptcy Court has retained jurisdiction over certain claims and other matters relating to the bankruptcy estates of the Company’s predecessors, but New Wherehouse has been and is free to carry out its business without oversight by the Bankruptcy Court.

      Several state and local taxing authorities received promissory notes for their claims, due generally six years after the tax assessment date together with interest at 5%. The promissory notes, which amounted to $2,542,000 and $3,812,000 at January 31, 2002 and 2001, respectively, are included in long-term debt and current portion of long-term debt in the accompanying consolidated balance sheets. During Fiscal 2002, excess tax liabilities of $1,055,000 were written off against intangible assets.

3.     Significant Accounting Policies

Description of Business

      The Company is a national specialty retailer of pre-recorded music, video and other entertainment-related products. Certain of the Company’s stores offer video and other products for rental. At January 31, 2002, the Company operated 407 stores in 23 states. The Company is supported by centralized corporate services and the stores have similar economic characteristics, products, customers and retail distribution methods, and as such are reported as a single segment.

Fiscal Year

      The Company’s fiscal year ends on January 31. References made to 2002, 2001, and 2000 are to the fiscal years ended January 31, 2002, 2001 and 2000, respectively.

Use of Accounting Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

      Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments

      The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The carrying value of the Revolving Credit Facility approximates fair value because the interest rates are based upon variable reference rates. The carrying value of notes receivable approximates fair value based upon notes with similar terms.

Concentration of Credit Risk

      Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. It is the Company’s practice to place its cash equivalents in high quality securities with a financial institution.

Inventory

      Wherehouse carries inventory at the lower of cost or market using the last-in, first-out (LIFO) method. Inventory consists primarily of resaleable pre-recorded music, videocassettes, DVDs, video games and other products. At January 31, 2002 and 2001, inventory valued using LIFO is $3,657,000 and $1,977,000, respectively, less than the value of the inventory if valued using the first-in, first-out method.

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

Years

Leasehold improvements	2 – 10
Data processing equipment and software	3 – 5
Store and office fixtures and equipment	1 – 10
Buildings and improvements	5 – 30

Intangible Assets

      Goodwill resulting from the Acquisition (see Note 1), is being amortized on a straight-line basis over 15 years. Accumulated amortization was $5,508,000 and $4,423,000 at January 31, 2002 and 2001, respectively. Reorganization value in excess of amounts allocable to identifiable assets resulting from the Reorganization (see Note 2) is being amortized on a straight-line basis over a period of 10 years.

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Acquisition goodwill consisted of the following at January 31, 2002 and January 31, 2001:

	Original	Accumulated
	Value	Amortization	Net

Balance at January 31, 2000	$29,361,000	$(2,453,000)	$26,908,000
Amortization		(1,970,000)	(1,970,000)

Balance at January 31, 2001	29,361,000	(4,423,000)	24,938,000
Amortization		(1,902,000)	(1,902,000)
Disposition of assets	(4,083,000)	817,000	(3,266,000)
Write-off store closing reserve	(630,000)		(630,000)
Write-off transaction cost reserve	(416,000)		(416,000)

Balance at January 31, 2002	$24,232,000	$(5,508,000)	$18,724,000

      Reorganization goodwill consisted of the following at January 31, 2002 and January 31, 2001:

	2002	2001

Original value	$15,953,000	$15,953,000
Write-off excess reorganization liabilities	(2,097,000)
Accumulated amortization	(7,976,000)	(6,381,000)

Net	$5,880,000	$9,572,000

Deferred Rent

      The Company recognizes rent expense on a straight-line basis over the life of the leases. At January 31, 2002 and 2001, deferred rent of $3,039,000 and $3,181,000, respectively, is included in the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets

      The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable from cash flows. If future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the asset to its estimated fair value.

Store Pre-Opening and Advertising Costs

      Store pre-opening and advertising costs are charged to expense as they are incurred.

Earnings Per Share

      Basic earnings per share is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding and dilutive potential common shares from stock options and warrants (using the treasury stock method).

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), which requires compensation expense for stock options to be recognized when the market price of the underlying security exceeds the exercise price on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation”, permits companies to apply the principles of APB 25 and to additionally provide pro forma disclosures of net income and earnings per share as if the fair value method, as defined in SFAS No. 123, had been applied.

Income Taxes

      The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns. Management provides a valuation allowance for deferred income tax assets when it is more likely than not that all or a portion of such deferred income tax assets will not be realized.

      The Company recorded a valuation allowance for its total deferred income tax assets in the amount of $34.9 million as a result of recurring losses from operations. Such valuation allowance will be reversed when the Company returns to profitability at levels sufficient to realize such deferred income tax assets (see Note 7).

New Accounting Standards

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. SFAS No. 142 also requires the Company to complete a transitional impairment test six months from the date of adoption. The Company is required to implement SFAS No. 142 on February 1, 2002 and, at that time, will stop amortizing goodwill. Goodwill is currently being amortized at approximately $3.5 million annually. The Company is currently evaluating the provisions of SFAS No. 142 and has not yet determined any additional effects that adoption of this standard will have on its financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. The Company adopted SFAS No. 144 as of February 1, 2002 and such adoption did not have a significant impact on the Company’s results of operations or financial position.

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Property, Equipment and Improvements

      Property, equipment and improvements consist of the following at January 31, 2002 and 2001:

	2002	2001

Land	$141,000	$141,000
Buildings and leasehold improvements	24,142,000	24,178,000
Store and office fixtures and equipment	44,173,000	47,599,000
Data processing equipment and software	26,167,000	25,776,000
Capital leases	27,491,000	29,391,000

	122,114,000	127,085,000
Less accumulated depreciation and amortization	77,575,000	59,953,000

Property and equipment, net	$44,539,000	$67,132,000

Accumulated amortization related to capital lease assets amounted to $16,555,000 and $12,072,000 at January 31, 2002 and 2001, respectively.

      Other costs of $621,000 for the year ended January 31, 2002 related to additional store closure expenses. Other costs of $2,335,000 during the year ended January 31, 2001, include $931,000 related to the write-off of system development costs for computer software no longer utilized by the Company and $1,404,000 related principally to additional store closure expenses.

5.     Accrued Expenses

      Accrued expenses consists of the following at January 31, 2002 and 2001:

	2002	2001

Gift certificate and credit slips liability	$21,155,000	$18,552,000
Payroll and related costs	7,508,000	7,488,000
Accrued property taxes	1,957,000	1,844,000
Other	2,609,000	3,791,000

	$33,229,000	$31,675,000

6.     Revolving Credit Facility

      The Company maintains a financing agreement (the “Facility”) with a financial institution which provides for a revolving credit line of up to $155,000,000, including a letter of credit subfacility of $10,000,000 (which amount can be increased at the discretion of the lender, Congress Financial Corporation), expiring on October 31, 2003, with year to year renewal options thereafter.

      The Facility bears interest at the prime rate (4.75% at January 31, 2002) plus 0.5%, or at the Company’s election, an adjusted Eurodollar rate (1.85% at January 31, 2002) plus 1.75%. The Company’s borrowing availability is subject to limitations based upon, among other things, the value of certain eligible merchandise inventory. At January 31, 2002, the Company’s estimated availability under the Facility was $59.0 million.

      The Company pays an unused line fee of 0.375% per annum calculated upon the amount by which $120,000,000 exceeds the average daily principal balance of the outstanding loans and letter of credit outstanding during the immediately preceding month. As of January 31, 2002, there was an outstanding loan balance of $10,450,000 and an outstanding letter of credit of $11,396,000.

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Facility contains certain financial covenants, including the maintenance of minimum adjusted net worth (as defined) and debt service coverage ratios, and is collateralized by substantially all of the assets of the Company.

      Under the Facility, dividends may only be paid if, after the dividend payment, the sum of (i) the Company’s cash and (ii) availability under the Facility, less outstanding and unpaid obligations and certain trade payables, exceeds $20,000,000.

7.     Income Taxes

      The provision (benefit) for income taxes is summarized as follows:

	Year Ended January 31,

	2002	2001	2000

Current:
Federal	$1,260,000	$(12,350,000)	$45,000
State	332,000	352,000	160,000

Total current	1,592,000	(11,998,000)	205,000

Deferred:
Federal	(7,767,000)	1,998,000	459,000
State	(1,278,000)	(1,362,000)	(27,000)
Valuation allowance	34,914,000

Total deferred	25,869,000	636,000	432,000

Total	$27,461,000	$(11,362,000)	$637,000

      A reconciliation of the difference between the federal statutory tax rate and the effective tax rate is summarized as follows:

	Year Ended January 31,

	2002	2001	2000

Statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Valuation allowance	133.1
Non-deductible goodwill amortization	2.9	2.1	123.0
Other permanent tax differences	6.0	0.5	11.0
State taxes, net of federal benefit	(2.3)	(2.0)	14.9

	104.7%	(34.4)%	113.9%

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net deferred income taxes at January 31, 2002 and 2001 are as follows:

	2002	2001

Net current deferred income tax assets (liabilities):
Merchandise inventory	$3,296,000	$(1,095,000)
Losses from equity investment	1,961,000	3,723,000
Other accrued liabilities	163,000	679,000
Other taxes	(435,000)	(1,434,000)
Business Acquisition	2,322,000	4,110,000
Valuation allowance	(7,307,000)

Total current	—	5,983,000

Net long-term deferred income tax assets (liabilities):
Reorganization value	1,854,000	1,854,000
Deferred rent	1,222,000	1,279,000
Property, equipment and improvements	9,813,000	5,422,000
Business Acquisition	3,843,000	5,890,000
Net operating loss	10,875,000	5,441,000
Valuation allowance	(27,607,000)

Total long-term	—	19,886,000

Total net deferred income tax assets	$—	$25,869,000

      The Company is currently undergoing an audit by the Internal Revenue Service for Fiscal 1998. Management believes that it has made adequate provision in the accompanying consolidated financial statements for this audit and required adjustments, if any, would not have a significant impact on the consolidated financial statements included.

      The Company has approximately $25.0 million of federal net operating losses which can be carried forward to offset future federal taxable income. The ability to use these loss carryforwards will expire beginning in the fiscal year ending January 31, 2021 and ending in the fiscal year ending January 31, 2022. The Company has various state net operating losses that can be carried forward to offset future state taxable income. The ability to use these state loss carryforwards will begin to expire at various times depending upon specific state law.

      On March 6, 2002, the Job Creation and Worker Assistance Act was passed. Among other things, the act temporarily extends the net operating loss carryback from two to five years. The provision is effective for net operating losses generated after December 31, 2000. As a result, the Company expects to recognize approximately $1,500,000 of tax refunds during the quarter ending April 30, 2002.

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Earnings Per Share

      The following table is a reconciliation of the basic and diluted earnings per share computations:

	Year Ended January 31,

	2002	2001	2000

Basic EPS Computation:
Numerator	$(53,696,000)	$(21,646,000)	$(1,196,000)
Denominator:
Weighted average common shares outstanding	11,007,000	10,989,000	10,750,000

Basic EPS	$(4.88)	$(1.97)	$(0.11)

Diluted EPS Computation:
Numerator	$(53,696,000)	$(21,646,000)	$(1,196,000)
Denominator:
Weighted average common shares outstanding	11,007,000	10,989,000	10,750,000

Diluted EPS	$(4.88)	$(1.97)	$(0.11)

      Options and warrants were not included in the computation of diluted earnings per share because, during each of the years ended January 31, 2002, 2001 and 2000, there was a net loss and therefore, all options and warrants would be antidilutive.

9.     Commitments and Contingencies

Leases

      The Company leases all of its retail stores and other facilities under non-cancelable lease agreements that expire on various dates and provide for renewal options. Certain of these leases have scheduled rent increases or require rent escalations based on the consumer price index and/or provide for payment of the real estate taxes and additional rents based on a percentage of sales. Leases related to certain stores acquired (see Note 1) are reflected as capital leases in the accompanying consolidated balance sheets at January 31, 2002 and 2001. In addition, the Company leases certain equipment under capital lease agreements.

      Future minimum annual lease payments under operating and capital leases at January 31, 2002 are payable as follows:

Year Ending January 31,	Operating	Capital

2003	$52,788,000	$5,500,000
2004	47,172,000	3,710,000
2005	34,505,000	3,178,000
2006	22,483,000	2,347,000
2007	14,740,000	1,475,000
Thereafter	27,023,000	2,381,000

Total minimum lease payments	$198,711,000	18,591,000

Less amounts representing interest		2,771,000

Present value of minimum lease payments		$15,820,000

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rental expense charged to operations was $54,629,000, $58,257,000, and $59,205,000 during Fiscal 2002, 2001 and 2000, respectively. In addition, real estate taxes and additional rents based on percentage of sales were $6,966,000, $7,751,000, and $8,272,000 during Fiscal 2002, 2001, and 2000, respectively.

Other

      In January, 2001, the Company was sued in the Los Angeles Superior Court by a former store manager, claiming alleged failure to pay overtime wages to herself and all similarly situated salaried store employees. The Complaint does not specify any amount of the claims, either individually or on behalf of the class. Thereafter, the Complaint was amended to add three additional named plaintiffs. The amended Complaint seeks relief on behalf of both store managers and assistant managers going back to 1997. The Company’s motions to strike the class action allegations have been denied. A limited amount of discovery has been conducted to date. In October, 2001, a second class action suit was filed with respect to store managers and assistant managers by different named plaintiffs and different lawyers. It also seeks overtime pay and, in addition, asserts claims for meal break and rest break penalties. The plaintiffs in the two suits are in the process of filing a consolidated complaint. The Company believes the allegations in both suits are without merit and intends to vigorously defend itself in these matters. However, no assurance can be provided as to its outcome. Management does not believe an adverse judgment against the Company would result in a material impact to the consolidated financial statements.

      On July 18, 2001, the Santa Clara County, California Superior Court entered a $7.6 million judgment against the Company in a personal injury lawsuit encaptioned Peterson, et al. v. Shapell Industries (the “Peterson Lawsuit”). While the Company was insured for this judgment, its insurer, Reliance Insurance Company, was ordered liquidated by the State of Pennsylvania on October 3, 2001. As such, it is unknown at present whether, and to what extent, assets of the insurer will be available to the Company subsequent to a formal liquidation proceeding. Pending this outcome, California’s Insurance Guarantee Fund (“CIGA”) has engaged appellate counsel on behalf of the Company. CIGA has also facilitated the posting of an appellate bond to stay execution of the Peterson judgment pending the outcome of the Company’s appeal. The Company was required by the bonding company to provide an $11.4 million letter of credit as security for the appellate bond. Management, based on the advice of legal counsel, believes that it is reasonably possible that it will either prevail on appeal or be successful in an alternative legal strategy and, accordingly, has not recorded a liability for the judgment in the accompanying financial statements.

      In addition, the Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position or results of operations of the Company.

10.     Shareholders’ Equity

      The Company has the following classes of stock:

      Preferred Stock — $.01 par value; 3,000,000 shares authorized; none issued.

      Common Stock — $.01 par value; 24,000,000 shares authorized; 11,171,869 and 11,026,421 shares issued; and 11,146,869 and 11,001,421 shares outstanding at January 31, 2002 and 2001, respectively.

      Pursuant to a Management Services Agreement dated as of January 31, 1997 and as subsequently amended (the “Management Services Agreement”), and a Stock Subscription Agreement dated as of January 31, 1997 (the “Stock Subscription Agreement”), the Company agreed to sell, and A&M Investment Associates #3, LLC (“A&M #3”), an affiliate of Alvarez and Marsal, Inc. agreed to buy at a purchase price of $6,340,000 ($1,000,000 in cash from A&M #3’s funds, plus a secured recourse promissory note in the principal amount of $335,000 and a secured non-recourse promissory note in the amount of $5,005,000

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(collectively, as amended, the Promissory Notes), 1,100,000 shares of the common stock (the A&M Shares) (subject to adjustment upward or downward to represent 10% of the sum of (i) the shares of common stock ultimately issued under the Reorganization Plan plus (ii) the number of shares of common stock issued to A&M #3). On December 10, 1998, the A&M Shares were adjusted downward by 20,764, which reduced the total shares to A&M as of January 31, 1999 to 1,079,236. The Promissory Notes bear interest at 7% per annum during the first six years and 11% per annum during the seventh through ninth years, mature on January 31, 2006, and have no scheduled interest and principal amortization until their maturity date. The Promissory Notes are secured by a first priority pledge of the A&M Shares pursuant to a Pledge Agreement dated as of January 31, 1997.

      In addition, New Wherehouse and A&M #3 entered into a Non-Transferable Stock Option Agreement dated as of January 31, 1997, (as amended, the Stock Option Agreement), pursuant to which the Company issued to A&M #3 three tranches of options to purchase shares of common stock (the A&M Options; and, together with the A&M Shares, the A&M Securities) representing in the aggregate the right to purchase an additional 10% of the shares of common stock issued under the Reorganization Plan. The first tranche of options represents the right to purchase 399,717 shares of common stock at an exercise price of $8.80. The second tranche of options represents the right to purchase 399,717 shares of common stock at an exercise price of $10.66. The third tranche of options represents the right to purchase 399,717 shares of common stock at an exercise price of $12.97. The A&M Options are fully vested and all unexercised A&M Options expire on January 31, 2004, subject to prior vesting or termination as set forth in the Management Services Agreement. The A&M Options are subject to upward adjustment on a quarterly basis as additional shares of common stock related to the Reorganization are issued and are entitled to certain other anti-dilution provisions as set forth in the Stock Option Agreement. The above option amounts and exercise prices have been adjusted for anti-dilution effects through January 31, 2002.

      Under the Reorganization Plan, the Company issued three Tranches of warrants to purchase shares of common stock (the “Warrants”). The Tranche A warrants represented the right to purchase 576,000 shares of common stock at an exercise price of $2.38 per share and had a five year maturity. The Tranche A warrants matured on January 31, 2002 with 386,903 warrants being exercised resulting in 145,448 shares of common stock being issued on January 17, 2002 and 241,455 shares of common stock being issued on February 15, 2002. The remaining Tranche A warrants expired. The Tranche B warrants represent the right to purchase 100,000 shares of common stock at an exercise price of $9.00 per share and have a seven year maturity expiring in Fiscal 2004. The Tranche C warrants represent the right to purchase 100,000 shares of common stock at an exercise price of $11.00 per share and have a seven year maturity expiring in Fiscal 2004.

      During April 1998, the Board of Directors adopted the Wherehouse 1998 Stock Incentive Plan (“1998 Stock Incentive Plan”), which was amended on September 22, 1998 and April 13, 2000 to increase the number of shares available to 600,000 and 800,000, respectively. Under the provisions of the 1998 Stock Incentive Plan, the Company may grant incentive and non-qualified stock options and stock appreciation rights (SARs) to employees, officers and directors at the discretion of the Board of Directors. Options granted under the 1998 Stock Option Plan vest ratably over a five year period and expire ten years from the date of the grant.

      Non-qualified options are granted at an exercise price of no less than 85% of fair market value at the date of the grant. Incentive options are granted at no less than 100% (110% for holders of more than 10% of the voting stock) of the fair market value at the date of the grant. During 2001, the Company granted 197,000 options to purchase shares of common stock to officers and employees at $18 per share, an amount that was less than the $20 per share price paid by affiliates of the Company’s partner in CheckOut.com (See Note 1). Accordingly, the difference will be recorded as compensation expense over the vesting period of the options.

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no options or SARs granted during 2002. A summary of activity in the 1998 Stock Incentive Plan is as follows:

		Weighted Average
	Shares	Exercise Price

Options outstanding at January 31, 1999	339,500	$13.60
Options granted at $12.00 — $18.00 per share	254,500	$18.00
Options cancelled	(182,000)	$15.51

Options outstanding at January 31, 2000	412,000	$15.52
Options granted at $18.00 per share	197,000	$18.00
Options cancelled	(83,000)	$17.49

Options outstanding at January 31, 2001	526,000	$16.11
Options cancelled	(113,000)	$17.63

Options outstanding at January 31, 2002	413,000	$15.60

      At January 31, 2002, there were 182,400 options exercisable under the 1998 Stock Incentive Plan.

      Had compensation expense for grants under the 1998 Stock Incentive Plan been determined based on the fair value method of SFAS 123, using the assumptions described below, the Company’s net income and earnings per share would not have been materially different.

      The pro forma compensation expense related to the fair value of options issued was estimated using the Black-Scholes model with the following assumptions: expected volatility — none (minimum value method); risk free-interest rate — 5.510%; average life — 6 years and expected dividends — none.

      On August 7, 2001, the Board approved the 2001 Stock Incentive Plan (as amended, the “2001 Stock Incentive Plan”). Similar to the 1998 Stock Incentive Plan, the 2001 Stock Incentive Plan authorizes the grant of incentive and non-qualified stock options and SARs to employees, officers and directors at the discretion of the Board of Directors. Generally speaking, an option or SAR granted under the 2001 Stock Incentive Plan will expire not more than 10 years after the date of grant. Under the provisions of the 2001 Stock Incentive Plan, the Compensation Committee of the Board of Directors determines the applicable vesting schedule for each Award, subject to any minimum vesting requirements. The maximum number shares of Common Stock that may be issued under the 2001 Stock Incentive Plan and the Company’s 1998 Stock Incentive Plan may not exceed, in the aggregate, 800,000 shares. No options have been granted under the 2001 Stock Incentive Plan.

11.	Employee Benefits

      Employees’ Savings Retirement Plan: All employees who have completed one year of service and at least 1,000 hours of service in that year with the Company are eligible to join the tax qualified 401(k) Savings Retirement Plan (the “401(k) Plan”) on the first day of each calendar quarter. All eligible employees may contribute from 1% to 10% of their annual compensation, up to defined limitations, on a pre-tax basis. The Company contributes to the 401(k) Plan based upon employee contributions. Matching contributions made by the Company vest 25% per year beginning with the employee’s second year of employment. The Company recognized expense of $369,000 in 2002, $376,000 in 2001, and $386,000 in 2000 for matching costs and administrative costs under the 401(k) Plan.

      Employment Agreements: In connection with the Management Services Agreement (see Note 10), certain specified executive services are provided to the Company in exchange for annual fees, plus incentive

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees up to $230,000, if certain financial targets are achieved. Expenses, including incentives, amounted to $305,000, $670,000, and $1,495,000 during the years ended January 31, 2002, 2001 and 2000, respectively.

      In the event that the Company’s Chairman of the Board, under the Management Services Agreement, is terminated other than for cause (as defined in the Management Services Agreement), prior to October 14, 2002, the Management Services Agreement provides that (i) A&M #3 will have the right to require the Company to purchase the shares of common stock and options (whether or not vested), owned by A&M #3, and (ii) the Company will pay A&M cash in a lump sum amount equal to $20,000 multiplied by the number of months remaining from the time of termination to October 14, 2002. The price to be paid by the Company in purchasing the shares of common stock and options to acquire common stock owned by A&M #3 will depend on the fair market value (as defined in the Management Services Agreement) of the common stock at the time of purchase. Any payments made to A&M #3 in purchasing the shares of common stock and options to acquire common stock from A&M #3 are required to be applied to reduce the outstanding amounts under the Promissory Notes.

12.	Year 2000 Remediation Costs

      Non-recurring costs of $176,000 relating to the Company’s remediation of its computer systems to comply with Year 2000 readiness requirements were recorded during 2000.

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Quarterly Results of Operations (Unaudited)

      The following is a summary of the quarterly results of operations for the years ended January 31, 2002 and 2001 (in thousands, except per share amounts):

	Quarter Ended

	April 30	July 31	October 31	January 31

2002
Total revenues	$150,557	$150,788	$129,407	$173,560
Gross profit	53,284	51,369	44,405	58,602
Income (loss) from operations	(7,091)	(8,795)	(14,402)	8,740
Net income (loss)	(5,269)	(6,088)	(47,502)	5,163
Net income (loss) per common share:
Basic	(.48)	(.55)	(4.32)	.47
Diluted	(.48)	(.55)	(4.32)	.46
Weighted average shares outstanding:
Basic	11,001	11,001	11,001	11,025
Diluted	11,001	11,001	11,001	11,280
2001
Total revenues	$176,767	$166,588	$148,796	$214,260
Gross profit	63,485	58,322	54,914	71,915
Income (loss) from operations	(2,506)	(4,223)	(7,425)	9,889
Net loss	(4,668)	(5,436)	(7,583)	(3,959)
Net loss per common share:
Basic	(.43)	(.49)	(.69)	(.36)
Diluted	(.43)	(.49)	(.69)	(.36)
Weighted average shares outstanding:
Basic	10,950	11,001	11,001	11,001
Diluted	10,950	11,001	11,001	11,001