Form 10-Q
period 2002-04-30
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 2002-06-14
CIK 1031754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

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

Common Stock, $.01 par value,

11,388,324 shares outstanding as of June 7, 2002

INDEX

WHEREHOUSE ENTERTAINMENT, INC.

Page

FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
Consolidated Condensed Balance Sheets — April 30, 2002 (Unaudited) and January 31, 2002
Consolidated Condensed Statements of Operations — Three Months Ended April 30, 2002 and 2001 (Unaudited)
Consolidated Condensed Statements of Cash Flows — Three Months Ended April 30, 2002 and 2001 (Unaudited)
Notes to Consolidated Condensed Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES

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

      The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the registrant. You should consider the cautionary statements contained in this section when evaluating any forward-looking statements that we may make. We do not have any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

WHEREHOUSE ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	April 30,	January 31,
	2002	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,104,000	$1,591,000
Notes and other receivables, net	1,868,000	3,066,000
Inventories, net	144,283,000	148,954,000
Income taxes receivable	1,777,000	306,000
Other current assets	2,562,000	1,996,000

Total current assets	155,594,000	155,913,000
Property, equipment, and improvements, net	39,522,000	44,539,000
Goodwill, net	24,604,000	24,604,000
Notes receivable and other assets, net	3,865,000	4,019,000

Total assets	$223,585,000	$229,075,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and bank overdraft	$98,973,000	$109,610,000
Accrued expenses	35,826,000	36,475,000
Store closure reserves	5,989,000	6,287,000
Reorganization liabilities	150,000	150,000
Current portion of long-term debt	137,000	2,572,000
Current portion of leases in excess of fair market value	3,071,000	3,071,000
Current portion of capital lease obligations	4,102,000	4,588,000

Total current liabilities	148,248,000	162,753,000
Line of credit	29,137,000	10,450,000
Long-term debt	184,000	191,000
Capital lease obligations	10,389,000	11,232,000
Leases in excess of fair market value	13,960,000	14,729,000
Deferred rent and other long-term liabilities	4,255,000	4,343,000

Total liabilities	206,173,000	203,698,000

Shareholders’ equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; shares issued, none
Common stock, $.01 par value; 24,000,000 shares authorized; 11,413,324 and 11,171,869 shares issued; 11,388,324 and 11,146,869 shares outstanding at April 30, 2002 and January 31, 2002, respectively	114,000	112,000
Additional paid-in-capital	95,464,000	94,873,000
Accumulated deficit	(70,210,000)	(61,780,000)
Treasury stock, 25,000 shares	(338,000)	(338,000)
Notes receivable	(7,618,000)	(7,490,000)

Total shareholders’ equity	17,412,000	25,377,000

Total liabilities and shareholders’ equity	$223,585,000	$229,075,000

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

WHEREHOUSE ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended

	April 30,	April 30,
	2002	2001

	(Unaudited)
Sale merchandise revenue	$116,662,000	$149,256,000
Rental revenue, net	280,000	1,301,000

Total revenues	116,942,000	150,557,000
Cost of sale merchandise revenue	75,032,000	97,273,000

Gross profit	41,910,000	53,284,000
Selling, general and administrative expenses	45,298,000	52,546,000
Depreciation and amortization	5,801,000	7,868,000
Loss (gain) on disposition of assets	171,000	(39,000)

Loss from operations	(9,360,000)	(7,091,000)
Interest expense	794,000	1,785,000
Interest income	(246,000)	(95,000)

Loss before income taxes	(9,908,000)	(8,781,000)
Benefit for income taxes	(1,478,000)	(3,512,000)

Net loss	$(8,430,000)	$(5,269,000)

Net loss per common share:
Basic	$(0.74)	$(0.48)

Diluted	$(0.74)	$(0.48)

Weighted average common shares outstanding — Basic	11,350,342	11,001,421

Weighted average common shares and common equivalent shares outstanding — Diluted	11,350,342	11,001,421

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

WHEREHOUSE ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended

	April 30,	April 30,
	2002	2001

	(Unaudited)
Operating activities:
Net loss	$(8,430,000)	$(5,269,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,801,000	7,868,000
Loss (gain) on disposition of assets	171,000	(39,000)
Stock option compensation	19,000	19,000
Interest on notes receivable	(128,000)	(91,000)
Deferred taxes		(3,593,000)
Changes in operating assets and liabilities:
Receivables, net	1,317,000	(1,992,000)
Inventories, net	4,671,000	6,289,000
Other current assets	(566,000)	256,000
Accounts payable, accrued expenses and other current liabilities	(11,286,000)	(9,743,000)
Income taxes receivable	(1,471,000)
Store closure and leases in excess of FMV reserves	(1,067,000)	(1,085,000)
Other long-term liabilities	(88,000)	(27,000)

Net cash used in operating activities	(11,057,000)	(7,407,000)

Investing Activities:
Purchase of property, equipment and improvements	(955,000)	(1,421,000)
Decrease in other assets	35,000	139,000

Net cash used in investing activities	(920,000)	(1,282,000)

Financing Activities:
Net borrowings under line of credit	18,687,000	11,057,000
Payments on capital lease obligations and long-term debt	(3,771,000)	(1,648,000)
Exercise of warrants	574,000
Settlement of pre-petition claims		(29,000)

Net cash provided by financing activities	15,490,000	9,380,000

Net increase in cash and cash equivalents	3,513,000	691,000
Cash and cash equivalents at beginning of the period	1,591,000	2,457,000

Cash and cash equivalents at end of the period	$5,104,000	$3,148,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$807,000	$2,210,000
Income taxes, net	$(23,000)	$(126,000)

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

      The interim unaudited consolidated condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s business is seasonal, so operating results for the three months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the Company’s fiscal year ending January 31, 2003 (“Fiscal 2003”). For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended January 31, 2002 (“Fiscal 2002”).

2.     Disposition of Assets

      On August 9, 2001, the Company completed the sale of sixty-four (64) Wherehouse Music stores to The Music Network (“TMN”) for approximately $25.7 million, which was comprised of $21.0 million in cash and $4.7 million in notes receivable, less approximately $0.6 million in costs to complete the transaction. In addition, the Company received warrants to purchase 90,440 shares or approximately 1.75% of TMN for $0.01 per share. Management has valued these warrants at a de minimus amount. The majority of the stores sold to TMN are located in Florida, North Carolina, South Carolina and Tennessee, with a few located in Georgia and Alabama. As part of the transaction, the Company also granted the rights to the Turtle’s Music trade brand to TMN. The subject stores accounted for $13.8 million in total revenues for the three months ended April 30, 2001. The net tangible book value of the assets sold amounted to approximately $25.3 million. In addition, the Company wrote off approximately $3.3 million of goodwill, attributable to the sold stores, representing the approximate loss on disposition of assets in the accompanying consolidated statements of operations for the year ended January 31, 2002. The Company is also obligated to fulfill certain lease commitments should TMN default on certain of its lease obligations. In such an event, the Company has the right to take back selected stores.

3.     Goodwill

      Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but will be tested at least annually for impairment. SFAS No. 142 also requires the Company to complete a transitional impairment test.

      The Company is currently in the process of completing the transitional impairment test required by SFAS No. 142 to determine whether there was a potential impairment to recorded goodwill as of February 1, 2002. In accordance with SFAS No. 142, step one of the two part transitional impairment test requires the Company to compare the fair value of each reporting unit with its respective carrying amount, including goodwill. If the carrying value exceeds its fair value, step two of the transitional impairment test will be performed to measure the amount of impairment loss, if any. Step one of the transitional impairment test will be completed by July 31, 2002.

      Step two of the transitional impairment test must be completed by January 31, 2003 and the resulting impairment loss, if any, will be recorded as a cumulative effect of an accounting change in the consolidated

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

statements of operations. The amount of impairment, if any, cannot be determined until the completion of this process. The amount of such loss, however, could be material to the Company’s consolidated financial results. SFAS No. 142 also requires the Company to perform an impairment test if an event occurs or circumstances change that would more likely than not result in an impairment loss. Such subsequent impairment losses, if any, will be reflected in operating income in the consolidated statements of operations in the period the event occurs.

      SFAS No. 142 also requires disclosure of the after-tax impact to reported net income and earnings per share of the adoption of the statement for all periods presented. The following table recognizes the after-tax impact to the Company’s operational results of the adoption of SFAS No. 142 as if the standard had been in effect for all periods presented:

	Quarter Ended April 30,

	2002	2001

Reported net loss	$(8,430,000)	$(5,269,000)
Add back goodwill amortization *		891,000

Adjusted net loss	$(8,430,000)	$(4,378,000)

Basic earnings per share:
Reported net loss	$(0.74)	$(0.48)
Add back goodwill amortization *		0.08

Adjusted net loss	$(0.74)	$(0.40)

Diluted earnings per share:
Reported net loss	$(0.74)	$(0.48)
Add back goodwill amortization *		0.08

Adjusted net loss	$(0.74)	$(0.40)

*	Effective February 1, 2002, the Company adopted SFAS No. 142 under which goodwill and intangible assets with indefinite lives are no longer amortized.

4.     Impairment of Long-Lived Assets

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

5.     Income Taxes

      The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns. Management provides a valuation allowance for deferred income tax assets when it is more likely than not that all or a portion of such deferred income tax assets will not be realized. In Fiscal 2002, the Company recorded a valuation allowance for its total deferred income tax assets in the amount of $34.9 million as a result of

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

recurring losses from operations. Such valuation allowance will be reversed when the Company returns to profitability at levels sufficient to realize such deferred income tax assets.

      The Company recorded a net income tax benefit of $1,478,000 in the first quarter of Fiscal 2003 representing the recognition of $1,568,000 of tax refunds, partially offset by payment of certain state franchise taxes. These tax refunds resulted from the Job Creation and Worker Assistance act, passed on March 6, 2002, which extended the Company’s ability to carryback net operating losses from two to five years.

6.     Litigation

      In January, 2001, the Company was sued in the Los Angeles Superior Court by a former store manager, claiming alleged failure to pay overtime wages to herself and all similarly situated salaried store employees. The Complaint does not specify any amount of the claims, either individually or on behalf of the class. Thereafter, the Complaint was amended to add three additional named plaintiffs. The amended Complaint seeks relief on behalf of both store managers and assistant managers going back to 1997. The Company’s motions to strike the class action allegations have been denied. In October, 2001, a second class action suit was filed with respect to store managers and assistant managers by different named plaintiffs and different lawyers. It also seeks overtime pay and, in addition, asserts claims for meal break and rest break penalties. The plaintiffs in the two suits have filed a consolidated complaint. A limited amount of discovery has been conducted to date. The Company believes the allegations in both suits are without merit and intends to vigorously defend itself in these matters. However, no assurance can be provided as to its outcome. Management does not believe an adverse judgment against the Company would result in a material impact to the consolidated financial statements.

      On July 18, 2001, the Santa Clara County, California Superior Court entered a $7.6 million judgment against the Company in a personal injury lawsuit encaptioned Peterson, et al. v. Shapell Industries (the “Peterson Lawsuit”). While the Company was insured for this judgment, its insurer, Reliance Insurance Company, was ordered liquidated by the State of Pennsylvania on October 3, 2001. As such, it is unknown at present whether, and to what extent, assets of the insurer will be available to the Company subsequent to a formal liquidation proceeding. Pending this outcome, California’s Insurance Guarantee Fund (“CIGA”) has engaged appellate counsel on behalf of the Company. CIGA has also facilitated the posting of an appellate bond to stay execution of the Peterson judgment pending the outcome of the Company’s appeal. The Company was required by the bonding company to provide an $11.4 million letter of credit as security for the appellate bond. Based on the advice of legal counsel, management believes that it is reasonably possible that it will either prevail on appeal or be successful in an alternative legal strategy and, accordingly, has not recorded a liability for the judgment in the accompanying financial statements.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This discussion should be read in conjunction with the financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for Fiscal 2002.

Results of Operations

     For the Quarters Ended April 30, 2002 and April 30, 2001

Revenues

      Total revenues were $116.9 million and $150.6 million for the quarters ended April 30, 2002 (the first quarter of Fiscal 2003) and April 30, 2001 (the first quarter of Fiscal 2002), respectively. The decrease of $33.7 million was primarily attributable to decreases in net revenues of $19.0 million due to the closure of 31 stores since February 1, 2001 and the sale of 64 stores in the third quarter of Fiscal 2002, same store sales decreases in net revenues of $13.7 million and the reduction of net rental revenue of $1.0 million.

      A summary of total sale merchandise and rental revenue by category is provided below:

Sale Merchandise and Rental Revenues

By Category

	Quarter Ended
	April 30,

	2002	2001

	(Dollars in
	millions)
Sale merchandise revenue:
Music	$90.3	$124.2
Other, principally sales of new videocassettes, DVDs, video game software and hardware, general merchandise and ticket commissions	26.3	25.1

Total sale merchandise revenue	116.6	149.3
Rental revenue, net	0.3	1.3

Total revenue	$116.9	$150.6

      A.     Sale merchandise revenue. Sale merchandise revenue includes prerecorded music, new videocassettes, DVDs, and video game software and hardware (collectively referred to as “sale merchandise”). Management defines same-store sales as sales from stores that were open for the full period in both periods of comparison. On a same-store basis, excluding the 31 stores closed since February 1, 2001 and the 64 stores sold during the third quarter of Fiscal 2002, sale merchandise revenue decreased by approximately 10.5% during the first quarter of Fiscal 2003 as compared to the first quarter of Fiscal 2002. Management believes the decrease in same-store sales is primarily attributable to (i) continuing negative industry trends in the new music category, including CD “burning” and free downloads of music from the Internet; (ii) a relatively weak new music release schedule year-over-year; and (iii) increased competition from mass merchandisers and specialty electronics chains selling new music and DVD releases at or below cost, all of which was partially offset by increases in sales of DVD and used music.

      B.     Rental revenue, net. Rental revenue, net includes the proceeds from the rental of videocassettes, DVDs, video games and game players, and from the sale of previously viewed videocassettes and previously played video games, net of cost of rentals. Rental revenue, net was $0.3 million in the first quarter of Fiscal 2003 and $1.3 million in the first quarter of Fiscal 2002, representing a decrease of $1.0 million or 76.9% as the Company tests alternative rental concepts.

      C.     Competition and Economic Factors. The Company believes that, in the future, its business and same-store revenues may be impacted by various competitive and economic factors. These factors include, but are not limited to, consumer tastes, new releases of music, DVD, videocassette and video game titles available for sale or rental, the increasing popularity of the Internet as an avenue for retailing and other direct-to-consumer alternatives, and technological developments such as digital downloading and the use of CD “burners” to copy, as well as general economic trends impacting retailers and consumers. In addition, in recent years the Company’s sale merchandise and rental revenues have been impacted by increased competition from other music and video specialty chains, consumer electronics superstores, discounters and mass merchandisers. The Company continues to study industry trends and issues in developing its own strategies.

Cost of Sale Merchandise Revenue

      Cost of sale merchandise revenue was $75.0 million for the first quarter of Fiscal 2003, as compared with $97.3 million for the same period last year, a decrease of $22.3 million. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 64.3% for the first quarter of Fiscal 2003 as compared with 65.2% for the first quarter of Fiscal 2002. This 0.9% improvement is primarily attributable to increased pricing of new music and DVDs and an increased proportion of used music sales with higher margins, partially offset by (i) decreases in sales prices related to several mid-line new music promotional events; and (ii) other changes in product line mix.

Operating Expenses

      SG&A expenses for the first quarter of Fiscal 2003 were $45.3 million, compared to $52.5 million for the first quarter of Fiscal 2002, a decrease of $7.2 million. This decrease reflects a reduction of (i) $5.7 million in operating expenses at stores that have been closed and/or sold since the first quarter of Fiscal 2002; and (ii) $1.5 million in savings related to the impact of cost restructuring efforts. SG&A expenses were 38.7% of revenue in the first quarter of Fiscal 2003, compared to 34.9% of revenue in the first quarter of Fiscal 2002, an increase of 3.8%. Such increase was caused by the fixed nature of store occupancy and other expenses and inflationary increases in payroll costs, partially offset by the impact of cost restructuring efforts.

      Depreciation and amortization expense was $5.8 million in the first quarter of Fiscal 2003 compared to $7.9 million in Fiscal 2001, a decrease of $2.1 million. The decrease is principally related to the sale of certain assets to TMN (see Note 2 in Item 1 above) and the discontinuation of the amortization of goodwill as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, effective February 1, 2002.

Interest Expense

      Interest expense for the three months ended April 30, 2002 was $0.8 million, compared to $1.8 million for the three months ended April 30, 2001, a decrease of $1.0 million. This decrease was partially attributable to lower average borrowings under the Congress Facility. Also contributing to the decline was a reduction in the average interest rates paid by the Company on its borrowings under the Congress Facility of approximately 382 basis points in the first quarter of Fiscal 2003 as compared to the first quarter of Fiscal 2002. Borrowings under the Congress Facility were used for the funding of working capital.

Interest Income

      Interest income for the first quarter of Fiscal 2003 was $0.2 compared to $0.1 for the first quarter of Fiscal 2002. The increase in interest income is attributable to the notes receivable related to the sale of 64 of the Company’s stores. Interest income also includes notes receivable from shareholders.

Income Taxes

      The income tax benefit of $1.5 million for the first quarter of Fiscal 2003 reflects the recognition of $1.6 million of tax refunds, partially offset by certain state franchise taxes. These tax refunds resulted from the

Job Creation and Worker Assistance act, passed on March 6, 2002, which extended the Company’s ability to carry back net operating losses from two to five years.

Liquidity and Capital Resources

      During the first quarter of Fiscal 2003 and the first quarter of Fiscal 2002, the Company’s net cash used in operating activities was $11.1 million and $7.4 million, respectively. The most significant use of cash during the first quarter of Fiscal 2003 and Fiscal 2002 was related to a decrease in accounts payable, accrued expenses and other current liabilities of $11.3 million and $9.7 million, respectively. Seasonal inventory purchases typically begin during the third quarter and continue into the fourth quarter, with significant payments typically due in the first quarter of the fiscal year. Non-seasonal inventory purchases are made throughout the year and fluctuate with the timing and strength of new releases.

      Net cash used in investing activities during the first quarter of Fiscal 2003 and the first quarter of Fiscal 2002 was primarily due to capital expenditures for the acquisition of property, equipment and improvements. Financing for capital expenditures has generally been provided by cash from operations and borrowings under its revolving line of credit facility with Congress Financial (Western) (the “Facility”).

      Net cash provided by financing activities for the first quarter of Fiscal 2003 was $15.5 million which included net borrowings under the Facility of $18.7 million, the exercise of warrants of $0.6 million and payments of $3.8 million on capital lease obligations and long-term debt. Net cash provided by financing activities for the first quarter of Fiscal 2002 was due to net borrowings under the Facility partially offset by payments on capital lease obligations.

      As of April 30, 2002, there was an outstanding loan balance of $29.1 million and a letter of credit outstanding in the amount of $11.4 million under the Facility. On November 29, 2001, the Company was required to post a letter of credit of $11.4 million as security for an appellate bond issued to stay execution of the judgment in the Peterson Lawsuit, (see Note 6 in Item 1 above.), pending the outcome of the Company’s appeal. The Company estimates that availability under its revolving line as of January 31, 2002 and April 30, 2002 was $59.0 million and $34.1 million, respectively. This decline in availability since January 31, 2002 is mainly due to the Company’s seasonal fluctuations of merchandise inventory on which the Facility is based.

      The Facility provides for a revolving credit line of up to $155,000,000, including a letter of credit subfacility of $10,000,000 (which amount can be increased at the discretion of the financial institution), expiring on October 31, 2003, with a year-to-year renewal thereafter. The Company has executed a term sheet with Congress Financial and, upon execution of the Facility amendment envisioned by the term sheet, the Facility will be, among other things, extended until October 31, 2005.

      The Facility bears interest at the prime rate (4.75% at April 30, 2002) plus 0.5%, or at the Company’s election, an adjusted Eurodollar rate (1.87% at April 30, 2002) plus 1.75%. The Company’s borrowing availability under the Facility is subject to limitations based upon, among other things, the value of certain eligible merchandise inventory.

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

Contractual Obligations

      The following is a summary of commitments of the Company as of April 30, 2002:

	Payments Due By Period

	Total	1 Year(a)	2 - 4 Years	5 Years	Thereafter

	(Dollar amounts in millions)
Contractual Obligations:
Long-term debt	$0.3	$0.1	$0.2	$—	$—
Line of credit	29.1	—	29.1	—	—
Capital leases	17.0	3.9	9.2	1.5	2.4
Operating leases	184.8	38.9	104.1	14.8	27.0

Total contractual cash obligations	$231.2	$42.9	$142.6	$16.3	$29.4

(a)	reflects remaining commitments for Fiscal 2003.

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

Critical Accounting Policies

      The Company’s significant accounting policies are described in Note 1 to our consolidated financial statements as filed in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2002. The Company’s discussion and analysis of financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company will evaluate the estimates that it has made. These estimates have been based upon historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or using different assumptions. The Company believes its most critical accounting policies include its policies with respect to inventories, intangible assets, store closure and fair market value reserves, income taxes, litigation, and vendor receivables. These policies are discussed in Item 7 of the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2002.

Recent Accounting Pronouncements

      Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but will be tested at least annually for impairment. SFAS No. 142 also requires the Company to complete a transitional impairment test.

      The Company is currently in the process of completing the transitional impairment test required by SFAS No. 142 to determine whether there was a potential impairment to recorded goodwill as of February 1, 2002. In accordance with SFAS No. 142, step one of the two part transitional impairment test requires the

Company to compare the fair value of each reporting unit with its respective carrying amount, including goodwill. If the carrying value exceeds its fair value, step two of the transitional impairment test will be preformed to measure the amount of impairment loss, if any. Step one of the transitional impairment test will be completed by July 31, 2002.

      Step two of the transitional impairment test must be completed by January 31, 2003 and the resulting impairment loss, if any, will be recorded as a cumulative effect of accounting change in the consolidated statements of operations. The amount of impairment cannot be determined until the completion of this process. The amount of such loss, however, could be material to the Company’s consolidated financial results. SFAS No. 142 also requires the Company to perform an impairment test if an event occurs or circumstances change that would more likely than not result in an impairment loss. Such subsequent impairment losses, if any, will be reflected in operating income in the consolidated statements of operations in the period the event occurs.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to risks resulting from interest rate fluctuations since interest on the Company’s borrowings under the Congress Facility are based on variable rates. If the Eurodollar rate were to increase 1% in Fiscal 2003 as compared to the rate at April 30, 2002, the Company’s interest expense for Fiscal 2003 would increase $0.3 million based on the outstanding balance of the Congress Facility at April 30, 2002. The Company does not hold any derivative instruments and does not engage in hedging activities.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      As discussed above, in January, 2001, the Company was sued in the Los Angeles Superior Court by a former store manager, claiming alleged failure to pay overtime wages to herself and all similarly situated salaried store employees. The Complaint does not specify any amount of the claims, either individually or on behalf of the class. Thereafter, the Complaint was amended to add three additional named plaintiffs. The amended Complaint seeks relief on behalf of both store managers and assistant managers going back to 1997. The Company’s motions to strike the class action allegations have been denied. In October, 2001, a second class action suit was filed with respect to store managers and assistant managers by different named plaintiffs and different lawyers. It also seeks overtime pay and, in addition, asserts claims for meal break and rest break penalties. The plaintiffs in the two suits have filed a consolidated complaint. A limited amount of discovery has been conducted to date. The Company believes the allegations in both suits are without merit and intends to vigorously defend itself in these matters. However, no assurance can be provided as to its outcome. Management does not believe an adverse judgment against the Company would result in a material impact to the consolidated financial statements.

      On July 18, 2001, the Santa Clara County, California Superior Court entered a $7.6 million judgment against the Company in a personal injury lawsuit encaptioned Peterson, et al. v. Shapell Industries (the “Peterson Lawsuit”). While the Company was insured for this judgment, its insurer, Reliance Insurance Company, was ordered liquidated by the State of Pennsylvania on October 3, 2001. As such, it is unknown at present whether, and to what extent, assets of the insurer will be available to the Company subsequent to a formal liquidation proceeding. Pending this outcome, California’s Insurance Guarantee Fund (“CIGA”) has engaged appellate counsel on behalf of the Company. CIGA has also facilitated the posting of an appellate bond to stay execution of the Peterson judgment pending the outcome of the Company’s appeal. The Company was required by the bonding company to provide an $11.4 million letter of credit as security for the appellate bond. Based on the advice of legal counsel, management believes that it is reasonably possible that it will either prevail on appeal or be successful in an alternative legal strategy and, accordingly, has not recorded a liability for the judgment in the accompanying financial statements.

      The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position and results of operations of the Company.

Item 5.     Other Information

      On June 10, 2002, Jerry Comstock joined the Company as its new Chief Executive Officer replacing Antonio C. Alvarez. Mr. Comstock comes to the Company from Metromedia Restaurant Group where he served the past four years as President of the Bennigan’s Restaurant chain. Mr. Alvarez will continue in his role as Non-Executive Chairman of the Board of Directors of the Company.

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

Date: June 14, 2002

/s/ MARK A. VELARDE

Mark A. Velarde
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
(Principal Financial Officer)

Date: June 14, 2002

/s/ MEHDI MAHDAVI

Mehdi Mahdavi
Vice President, Controller
(Principal Accounting Officer)

Date: June 14, 2002