Form 10-Q
period 2002-07-31
WHEREHOUSE ENTERTAINMENT INC /NEW/
filed 2002-09-23
CIK 1031754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22289

Wherehouse Entertainment, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4608339
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

19701 Hamilton Avenue Torrance, CA	90502-1311
(Address of principal executive offices)	(Zip code)

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

Common Stock, $.01 par value,

11,388,324 shares outstanding as of September 16, 2002

INDEX

WHEREHOUSE ENTERTAINMENT, INC.

		Page

FORWARD-LOOKING STATEMENTS		2
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Condensed Balance Sheets — July 31, 2002 (Unaudited) and January 31, 2002	3
	Consolidated Condensed Statements of Operations — Three Months Ended July 31, 2002 and 2001 (Unaudited) and Six Months Ended July 31, 2002 and 2001 (Unaudited)	4
	Consolidated Condensed Statements of Cash Flows — Six Months Ended July 31, 2002 and 2001 (Unaudited)	5
	Notes to Consolidated Condensed Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
PART II. OTHER INFORMATION
Item 4.	Legal Proceedings	16
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURES		18
CERTIFICATIONS		19

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

      The registrant’s operations are subject to factors outside its control. Any one, or a combination, of these factors could materially affect the results of the registrant’s operations. These factors include (a) changes in levels of competition from current competitors and potential new competition from both non-traditional retailers of the Company’s products and alternative methods or channels of distribution such as Internet and television shopping services and mail order; (b) loss of a significant vendor or prolonged disruption of product supply; (c) the presence or absence of popular new releases and products in the product categories the registrant represents; (d) changes in levels of consumer spending, especially during seasonally significant periods; (e) changes in Federal and state income tax rules and regulations or interpretations of existing legislation; (f) changes in the general economic conditions in the United States including, but not limited to, consumer sentiment about the economy in general; (g) regulatory changes, which may adversely affect the business in which the registrant is engaged; (h) the ability to attract and retain key personnel; and (i) adverse results in significant litigation matters.

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

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

WHEREHOUSE ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	July 31,	January 31,
	2002	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,889,000	$1,591,000
Notes and other receivables, net	2,167,000	3,372,000
Inventories, net	158,446,000	148,954,000
Other current assets	1,780,000	1,996,000

Total current assets	164,282,000	155,913,000
Property, equipment, and improvements, net	35,149,000	44,539,000
Goodwill, net	24,604,000	24,604,000
Notes receivable and other assets, net	3,922,000	4,019,000

Total assets	$227,957,000	$229,075,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and bank overdraft	$98,816,000	$109,610,000
Accrued expenses and other current liabilities	33,979,000	36,475,000
Store closure reserves	5,694,000	6,287,000
Reorganization liabilities	148,000	150,000
Current portion of long-term debt	137,000	2,572,000
Current portion of leases in excess of fair market value	3,071,000	3,071,000
Current portion of capital lease obligations	3,777,000	4,588,000

Total current liabilities	145,622,000	162,753,000
Line of credit	49,890,000	10,450,000
Long-term debt	176,000	191,000
Capital lease obligations	9,470,000	11,232,000
Leases in excess of fair market value	13,187,000	14,729,000
Deferred rent and other long-term liabilities	4,185,000	4,343,000

Total liabilities	222,530,000	203,698,000

Shareholders’ equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; shares issued, none
Common stock, $.01 par value; 24,000,000 shares authorized; 11,413,324 and 11,171,869 shares issued; 11,388,324 and 11,146,869 shares outstanding at July 31, 2002 and January 31, 2002, respectively	114,000	112,000
Additional paid-in-capital	95,483,000	94,873,000
Accumulated deficit	(82,082,000)	(61,780,000)
Treasury stock, 25,000 shares	(338,000)	(338,000)
Notes receivable	(7,750,000)	(7,490,000)

Total shareholders’ equity	5,427,000	25,377,000

Total liabilities and shareholders’ equity	$227,957,000	$229,075,000

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

WHEREHOUSE ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	July 31,	July 31,	July 31,	July 31,
	2002	2001	2002	2001

		(Unaudited)
Sale merchandise revenue	$114,790,000	$149,709,000	$231,452,000	$298,965,000
Rental revenue, net	230,000	1,079,000	510,000	2,380,000

Total revenues	115,020,000	150,788,000	231,962,000	301,345,000
Cost of sale merchandise revenue	74,989,000	99,419,000	150,021,000	196,692,000

Gross profit	40,031,000	51,369,000	81,941,000	104,653,000
Selling, general and administrative expenses	45,525,000	52,232,000	90,823,000	104,778,000
Depreciation and amortization	5,701,000	7,743,000	11,502,000	15,611,000
Loss on disposition of assets		189,000	171,000	150,000

Loss from operations	(11,195,000)	(8,795,000)	(20,555,000)	(15,886,000)
Interest expense	825,000	1,453,000	1,619,000	3,238,000
Interest income	(238,000)	(101,000)	(484,000)	(196,000)

Loss before income taxes	(11,782,000)	(10,147,000)	(21,690,000)	(18,928,000)
(Provision) benefit for income taxes	(90,000)	4,059,000	1,388,000	7,571,000

Net loss	$(11,872,000)	$(6,088,000)	$(20,302,000)	$(11,357,000)

Net loss per common share:
Basic	$(1.04)	$(0.55)	$(1.79)	$(1.03)

Diluted	$(1.04)	$(0.55)	$(1.79)	$(1.03)

Weighted average common shares outstanding — Basic	11,388,324	11,001,421	11,369,648	11,001,421

Weighted average common shares and common equivalent shares outstanding — Diluted	11,388,324	11,001,421	11,369,648	11,001,421

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

WHEREHOUSE ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended

	July 31,	July 31,
	2002	2001

	(Unaudited)
Operating activities:
Net loss	$(20,302,000)	$(11,357,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,502,000	15,611,000
Loss on disposition of assets	171,000	150,000
Stock option compensation	38,000	38,000
Interest on notes receivable	(260,000)	(185,000)
Deferred taxes		(7,652,000)
Changes in operating assets and liabilities:
Receivables, net	1,433,000	(321,000)
Inventories, net	(9,492,000)	12,709,000
Other current assets	216,000	890,000
Accounts payable, accrued expenses and other current liabilities	(13,290,000)	(22,081,000)
Store closure and leases in excess of FMV reserves	(2,135,000)	(2,191,000)
Other long-term liabilities	(158,000)	(53,000)

Net cash used in operating activities	(32,277,000)	(14,442,000)

Investing Activities:
Purchase of property, equipment and improvements	(2,292,000)	(3,726,000)
(Increase) decrease in other assets	(122,000)	367,000

Net cash used in investing activities	(2,414,000)	(3,359,000)

Financing Activities:
Net borrowings under line of credit	39,440,000	21,161,000
Payments on capital lease obligations and long-term debt	(5,023,000)	(3,213,000)
Exercise of warrants	574,000
Settlement of pre-petition claims	(2,000)	(39,000)

Net cash provided by financing activities	34,989,000	17,909,000

Net increase in cash and cash equivalents	298,000	108,000
Cash and cash equivalents at beginning of the period	1,591,000	2,457,000

Cash and cash equivalents at end of the period	$1,889,000	$2,565,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,528,000	$2,962,000
Income taxes, net	$(1,440,000)	$138,000

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

      The interim unaudited consolidated condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s business is seasonal, so operating results for the six months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the Company’s fiscal year ending January 31, 2003 (“Fiscal 2003”). For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended January 31, 2002 (“Fiscal 2002”).

2.     Disposition of Assets

      On August 9, 2001, the Company completed the sale of sixty-four (64) Wherehouse Music stores to The Music Network (“TMN”) for approximately $25.7 million, which was comprised of $21.0 million in cash and $4.7 million in notes receivable, less approximately $0.6 million in costs to complete the transaction. In addition, the Company received warrants to purchase 90,440 shares or approximately 1.75% of TMN for $0.01 per share. Management has valued these warrants at a de minimus amount. The majority of the stores sold to TMN are located in Florida, North Carolina, South Carolina and Tennessee, with a few located in Georgia and Alabama. As part of the transaction, the Company also granted the rights to the Turtle’s Music trade brand to TMN. The subject stores accounted for $13.0 million and $26.8 million in total revenues for the three months and the six months ended July 31, 2001, respectively. The net tangible book value of the assets sold amounted to approximately $25.3 million. In addition, the Company wrote off approximately $3.3 million of goodwill, attributable to the sold stores, representing the approximate loss on disposition of assets in the consolidated statements of operations for the year ended January 31, 2002. The Company is also obligated to fulfill certain lease commitments should TMN default on certain of its lease obligations. In such an event, the Company has the right to take back selected stores.

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

      In accordance with SFAS No. 142, step one of the two-step transitional impairment test requires the Company to compare the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has completed step one of the transitional impairment test required by SFAS No. 142 and has determined that the fair value of the Company is less than its shareholders’ equity at January 31, 2002, indicating a possible impairment of goodwill. Fair value was determined by an independent appraisal. In accordance with SFAS No. 142, the Company has begun step two of the transitional impairment test.

      Step two of the transitional impairment test must be completed by January 31, 2003 and the resulting impairment loss, if any, will be recorded as a cumulative effect of an accounting change in the consolidated statements of operations. The amount of impairment, if any, cannot be determined until the completion of this process. The amount of such loss, however, could be material to the Company’s consolidated financial

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

statements. SFAS No. 142 also requires the Company to perform an impairment test if an event occurs or circumstances change that would more likely than not result in an impairment loss. Such subsequent impairment losses, if any, will be reflected in operating income in the consolidated statements of operations in the period the event occurs.

      SFAS No. 142 also requires disclosure of the after-tax impact to reported net income and earnings per share of the adoption of the statement for all periods presented. The following table recognizes the after-tax impact to the Company’s operational results of the adoption of SFAS No. 142 as if the standard had been in effect for all periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,

	2002	2001	2002	2001

Reported net loss	$(11,872,000)	$(6,088,000)	$(20,302,000)	$(11,357,000)
Add back goodwill amortization*		891,000		1,782,000

Adjusted net loss	$(11,872,000)	$(5,197,000)	$(20,302,000)	$(9,575,000)

Basic earnings per share:
Reported net loss	$(1.04)	$(0.55)	$(1.79)	$(1.03)
Add back goodwill amortization*		0.08		0.16

Adjusted net loss	$(1.04)	$(0.47)	$(1.79)	$(0.87)

Diluted earnings per share:
Reported net loss	$(1.04)	$(0.55)	$(1.79)	$(1.03)
Add back goodwill amortization*		0.08		0.16

Adjusted net loss	$(1.04)	$(0.47)	$(1.79)	$(0.87)

*	Effective February 1, 2002, the Company adopted SFAS No. 142 under which goodwill and intangible assets with indefinite lives are no longer amortized.

4.     Recently Issued Accounting Pronouncements

      In June 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the impact that this statement may have on any potential future exit or disposal activities.

5.     Income Taxes

      The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns. Management provides a valuation allowance for deferred income tax assets when it is more likely than not that all or a portion of such deferred income tax assets will not be realized. In the third quarter of Fiscal 2002, the Company recorded a valuation allowance for its total deferred income tax assets in the amount of $34.9 million as a result of recurring losses from operations. Such valuation allowance will be reversed when the Company returns to profitability at levels sufficient to realize such deferred income tax assets.

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      The Company recorded a net income tax benefit of $1,388,000 in the first six months of Fiscal 2003 representing the recognition of $1,568,000 of tax refunds, partially offset by payment of certain state franchise taxes. These tax refunds resulted from the Job Creation and Worker Assistance Act, passed on March 6, 2002, which extended the Company’s ability to carry back net operating losses from two to five years.

6.     Credit Facility

      As of July 31, 2002, the Company had borrowed $49.9 million against its current credit facility, leaving availability of approximately $23 million. In accordance with certain provisions of its revolving line of credit facility (the “Facility”) with Congress Financial (Western) (“Congress”), the Company will be in default if availability under the Facility falls below $15 million. The Company is currently in discussion with several banks reviewing alternatives to extend the maturity of its credit line beyond October 31, 2003. Subsequent to July 31, 2002, the Company conducted discussions with Congress regarding an amendment to the Facility.

In connection with such discussions, an amendment was finalized to provide for the Company’s principal shareholder to guarantee $10 million of the amounts outstanding under the Facility. In exchange for this guarantee, Congress has agreed to increase the amount of availability covered by the Facility by $10 million. In addition, the Company is currently discussing possible financing alternatives with other potential lenders. The outcome of such discussions are uncertain at this time. The Company believes that the additional availability from the Facility, cash on hand, expected cash flow from operations, and the availability of lease financing arrangements, will be adequate to support existing operations and planned capital expenditures of the Company for Fiscal 2003. Improvements in cash flow from operations during the holiday selling season would allow the Company to continue to meet its obligations on a timely basis subsequent to January 31, 2003.

7.     Gift Cards

      The Company began selling gift cards to customers in its stores and through a joint marketing program with a grocery retailer in the latter part of 2000 and throughout the current period of operations. During the second quarter of Fiscal 2003, the Company reduced selling, general and administrative expenses and its gift card liability by $2.5 million, representing a change in such estimate due to the historical information now available. Various states laws are applicable to our gift card program. Interpretation of, or changes in, these laws could materially affect our business. The Company may be subject to claims asserted under such laws with respect to amounts not used by customers under the gift cards. Any such claim, if adversely determined or resolved, could have a material adverse effect on the Company’s financial position and results of operations. At July 31, 2002 and January 31, 2002, the liability for gift cards outstanding included in accrued expenses amounted to $9.5 million and $14.9 million, respectively.

8.     Litigation

      In January, 2001, the Company was sued in the Los Angeles Superior Court by a former store manager, claiming alleged failure to pay overtime wages to herself and all similarly situated salaried store employees. The Complaint does not specify any amount of the claims, either individually or on behalf of the class. Thereafter, the Complaint was amended to add three additional named plaintiffs. The amended Complaint seeks relief on behalf of both store managers and assistant managers going back to 1997. The Company’s motions to strike the class action allegations have been denied. In October, 2001, a second class action suit was filed with respect to store managers and assistant managers by different named plaintiffs and different lawyers. It also seeks overtime pay and, in addition, asserts claims for meal break and rest break penalties. The plaintiffs in the two suits have filed a consolidated complaint. A limited amount of discovery has been conducted to date. While the Company believes it has meritorious defenses against the suits, the ultimate resolution of the matter, could result in a loss in excess of the amount accrued during the second quarter of Fiscal 2003.

WHEREHOUSE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      On July 18, 2001, the Santa Clara County, California Superior Court entered a $7.6 million judgment against the Company in a personal injury lawsuit encaptioned Peterson, et al. v. Shapell Industries (the “Peterson Lawsuit”). While the Company was insured for this judgment, its insurer, Reliance Insurance Company, was ordered liquidated by the State of Pennsylvania on October 3, 2001. As such, it is unknown at present whether, and to what extent, assets of the insurer will be available to the Company subsequent to a formal liquidation proceeding. Pending this outcome, California’s Insurance Guarantee Fund (“CIGA”) has engaged appellate counsel on behalf of the Company. CIGA has also facilitated the posting of an appellate bond to stay execution of the Peterson judgment pending the outcome of the Company’s appeal. The Company was required by the bonding company to provide an $11.4 million letter of credit as security for the appellate bond. On August 9, 2002, the Company filed its opening brief in the Court of Appeal of the State of California, Sixth Appellate District. Based on the advice of legal counsel, management believes that it is reasonably possible that it will either prevail on appeal or be successful in an alternative legal strategy and, accordingly, has not recorded a liability for the judgment in the accompanying financial statements.

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

Results of Operations

For the Quarters Ended July 31, 2002 and July 31, 2001

     Revenues

      Total revenues were $115.0 million and $150.8 million for the quarters ended July 31, 2002 (the second quarter of Fiscal 2003) and July 31, 2001 (the second quarter of Fiscal 2002), respectively. The decrease of $35.8 million was attributable to: (i) decreases in net revenues of $14.7 million due to the closure of 18 stores since May 1, 2001 and the sale of 64 stores in the third quarter of Fiscal 2002; (ii) same store sales decreases in net revenues of $20.2 million; and (iii) the reduction of net rental revenue of $0.9 million.

      A summary of total sale merchandise and rental revenue by category is provided below:

Sale Merchandise and Rental Revenues

By Category

	Quarter Ended
	July 31,

	2002	2001

	(Dollars in
	millions)
Sale merchandise revenue:
Music	$93.5	$125.0
Other, principally sales of new videocassettes, DVDs, video game software and hardware, general merchandise and ticket commissions	21.3	24.7

Total sale merchandise revenue	114.8	149.7
Rental revenue, net	0.2	1.1

Total revenue	$115.0	$150.8

      A.     Sale merchandise revenue. Sale merchandise revenue includes prerecorded music, new videocassettes, DVDs, and video game software and hardware (collectively referred to as “sale merchandise”). Management defines same-store sales as sales from stores that were open for the full period in both periods of comparison. On a same-store basis, excluding the 18 stores closed since May 1, 2001 and the 64 stores sold during the third quarter of Fiscal 2002, sale merchandise revenue decreased by approximately 15.1% during the second quarter of Fiscal 2003 as compared to the second quarter of Fiscal 2002. Management believes the decrease in same-store sales is primarily attributable to (i) continuing negative industry trends in the new music category, impacted by CD “burning” and the piracy of music on the Internet and a relatively weak new music release schedule year-over-year; and (ii) continuing competition from mass merchandisers and specialty electronics chains selling new music and DVD releases at or below cost, all of which was partially offset by increases in sales of DVD product.

      B.     Rental revenue, net. Rental revenue, net includes the proceeds from the rental of videocassettes, DVDs, video games and game players, and from the sale of previously viewed videocassettes and previously played video games, net of cost of rentals. Rental revenue, net was $0.2 million in the second quarter of Fiscal 2003 and $1.1 million in the second quarter of Fiscal 2002, representing a decrease of $0.9 million or 81.8% as the Company continued to test alternative rental concepts.

      C.     Competition and Economic Factors. The Company believes that, in the future, its business and same-store revenues may be impacted by various competitive and economic factors. These factors include, but are not limited to, consumer tastes, new releases of music, DVD, videocassette and video game titles available for sale or rental, the increasing popularity of the Internet as an avenue for retailing and other direct-to-consumer alternatives, and technological developments such as digital downloading and the use of CD “burners” to duplicate CDs and DVDs, as well as general economic trends impacting retailers and consumers. In addition, in recent years the Company’s sale merchandise and rental revenues have been impacted by increased competition from video specialty chains, consumer electronics superstores, discounters and mass merchandisers. The Company continues to study industry trends and issues in developing its own strategies.

     Cost of Sale Merchandise Revenue

      Cost of sale merchandise revenue was $75.0 million for the second quarter of Fiscal 2003, as compared with $99.4 million for the same period last year, a decrease of $24.4 million. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 65.3% for the second quarter of Fiscal 2003 as compared with 66.4% for the second quarter of Fiscal 2002. This 1.1% improvement is primarily attributable to increased pricing of new and used music and DVDs and an increased proportion of used product sales with higher margins, partially offset by (i) decreases in sales prices related to several mid-line new music promotional events; and (ii) other changes in product line mix.

     Operating Expenses

      SG&A expenses for the second quarter of Fiscal 2003 were $45.5 million, compared to $52.2 million for the second quarter of Fiscal 2002, a decrease of $6.7 million. This decrease reflects (i) a reduction of $4.9 million in operating expenses at stores that have been closed and/or sold since the second quarter of Fiscal 2002; and (ii) a decrease of $1.8 million principally related to the $2.5 million reduction of amounts accrued under the Company’s gift card program representing a change in estimate due to the historical information now available, savings related to the impact of cost restructuring efforts and lower variable expenses resulting from decreased net revenues, partially offset by inflationary increases and additional accruals for litigation losses. SG&A expenses were 39.7% of revenue in the second quarter of Fiscal 2003, compared to 34.6% of revenue in the second quarter of Fiscal 2002, an increase of 5.1%. Such increase was caused by the fixed nature of store occupancy and other expenses and inflationary increases in payroll costs, partially offset by the impact of cost restructuring efforts.

      Depreciation and amortization expense was $5.7 million in the second quarter of Fiscal 2003 compared to $7.7 million in the second quarter of Fiscal 2001, a decrease of $2.0 million. The decrease is principally related to the sale of certain assets to TMN (see Note 2 in Item 1 above) and the discontinuation of the amortization of goodwill as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, effective February 1, 2002.

     Interest Expense

      Interest expense for the three months ended July 31, 2002 was $0.8 million, compared to $1.5 million for the three months ended July 31, 2001, a decrease of $0.7 million. Contributing to the decline was: (i) a reduction in the average interest rates paid by the Company on its borrowings under the Congress Facility of approximately 226 basis points in the second quarter of Fiscal 2003 as compared to the second quarter of Fiscal 2002; and (ii) slightly lower average borrowings under the Congress Facility. Borrowings under the Congress Facility were used for the funding of working capital.

     Interest Income

      Interest income for the second quarter of Fiscal 2003 was $0.2 million compared to $0.1 million for the second quarter of Fiscal 2002. The increase in interest income is attributable to the notes receivable related to the sale of 64 of the Company’s stores. Interest income also includes notes receivable from shareholders.

     Income Taxes

      During the second quarter of Fiscal 2002, the Company recognized a benefit for income taxes at an effective rate of 40%. In the third quarter of Fiscal 2002, the Company recorded a valuation allowance of $34.9 million for its deferred income tax assets due to a determination that it was more likely than not that all or a portion of such deferred income tax assets would not be realized. Such valuation allowance will be reversed when the Company returns to profitability at levels sufficient to realize such deferred income tax assets. For the second quarter of Fiscal 2003, the provision for income taxes represents payments for certain state franchise tax expenses.

For the Six Months Ended July 31, 2002 and July 31, 2001

Revenues

      Total revenues were $232.0 million and $301.3 million for the six months ended July 31, 2002 and July 31, 2001, respectively. The decrease of $69.3 million was primarily attributable to: (i) decreases in net revenues of $32.6 million due to the closure of 31 stores since February 1, 2001 and the sale of 64 stores in the third quarter of Fiscal 2002; (ii) same store sales decreases in net revenues of $34.8 million; and (iii) the reduction of net rental revenue of $1.9 million.

      A summary of total sale merchandise and rental revenue by category is provided below:

Sale Merchandise and Rental Revenues

By Category

	Six Months Ended
	July 31,

	2002	2001

	(Dollars in
	millions)
Sale merchandise revenue:
Music	$183.8	$249.2
Other, principally sales of new videocassettes, DVDs, video game software and hardware, general merchandise and ticket commissions	47.7	49.7

Total sale merchandise revenue	231.5	298.9
Rental revenue, net	0.5	2.4

Total revenue	$232.0	$301.3

      A.     Sale merchandise revenue. On a same-store basis, excluding the 31 stores closed since February 1, 2001 and the 64 stores sold during the third quarter of Fiscal 2002, sale merchandise revenue decreased by approximately 13.2% during the six months ended July 31, 2002 as compared to the six months ended July 31, 2001. Management believes the decrease in same-store sales is primarily attributable to (i) continuing negative industry trends in the new music category, including CD “burning” and free downloads of music from the Internet; (ii) a relatively weak new music release schedule year-over-year; and (iii) increased competition from mass merchandisers and specialty electronics chains selling new music and DVD releases at or below cost, all of which was partially offset by increases in sales of DVD product.

      B.     Rental revenue, net. Rental revenue, net was $0.5 million in the six months ended July 31, 2002 and $2.4 million for the six months ended July 31, 2001, representing a decrease of $1.9 million or 79.2% as the Company continued to test alternative rental concepts.

Cost of Sale Merchandise Revenue

      Cost of sale merchandise revenue was $150.0 million for the six months ended July 31, 2002, as compared with $196.7 million for the six months ended July 31, 2001, a decrease of $46.7 million. As a percentage of sale merchandise revenue, cost of sale merchandise revenue was 64.8% for the six months ended

July 31, 2002 as compared with 65.8% for the six months ended July 31, 2001. This 1.0% improvement is primarily attributable to increased pricing of new music and DVDs and an increased proportion of used product sales with higher margins, partially offset by (i) decreases in sales prices related to several mid-line new music promotional events; and (ii) other changes in product line mix.

Operating Expenses

      SG&A expenses for the six months ended July 31, 2002 were $90.8 million, compared to $104.8 million for the six months ended July 31, 2001, a decrease of $14.0 million. This decrease reflects a reduction of (i) $10.6 million in operating expenses at stores that have been closed and/or sold since February 1, 2001; and (ii) a decrease of $3.4 million principally related to the $2.5 million reduction of amounts accrued under the Company’s gift card program representing a change in estimate due to the historical information now available, savings related to the impact of cost restructuring efforts and lower variable expenses resulting from decreased net revenues, partially offset by inflationary increases and additional accruals for litigation losses. SG&A expenses were 39.2% of revenue in the six months ended July 31, 2002, compared to 34.8% of revenue in the six months ended July 31, 2001, an increase of 4.4%. Such increase was caused by the fixed nature of store occupancy and other expenses and inflationary increases in payroll costs, partially offset by the impact of cost restructuring efforts.

      Depreciation and amortization expense was $11.5 million in the six months ended July 31, 2002 compared to $15.6 million in the six months ended July 31, 2001, a decrease of $4.1 million. The decrease is principally related to the sale of certain assets to TMN (see Note 2 in Item 1 above) and the discontinuation of the amortization of goodwill as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, effective February 1, 2002.

Interest Expense

      Interest expense for the six months ended July 31, 2002 was $1.6 million, compared to $3.2 million for the six months ended July 31, 2001, a decrease of $1.6 million. Contributing to the decline was: (i) a reduction in the average interest rates paid by the Company on its borrowings under the Congress Facility of approximately 311 basis points in the six months ended July 31, 2002 as compared to six months ended July 31, 2001; and (ii) slightly lower average borrowings under the Congress Facility. Borrowings under the Congress Facility were used for the funding of working capital.

Interest Income

      Interest income for the six months ended July 31, 2002 was $0.5 compared to $0.2 for the six months ended July 31, 2001. The increase in interest income is attributable to the notes receivable related to the sale of 64 of the Company’s stores. Interest income also includes notes receivable from shareholders.

Income Taxes

      The income tax benefit of $1.4 million for the six months ended July 31, 2002 reflects the recognition of $1.6 million of tax refunds, partially offset by certain state franchise taxes. These tax refunds resulted from the Job Creation and Worker Assistance act, passed on March 6, 2002, which extended the Company’s ability to carry back net operating losses from two to five years. During the six months ended July 31, 2001, the Company recognized a benefit for income taxes at an effective rate of 40%. In the third quarter of Fiscal 2002, the Company recorded a valuation allowance of $34.9 million for its deferred income tax assets due to a determination that it was more likely than not that all or a portion of such deferred income tax assets would not be realized. Such valuation allowance will be reversed when the Company returns to profitability at levels sufficient to realize such deferred income tax assets.

Liquidity and Capital Resources

      During the six months ended July 31, 2002 and July 31, 2001, the Company’s net cash used in operating activities was $32.3 million and $14.4 million, respectively. The most significant uses of cash during this period were related to an increase in inventory of $9.5 million compared to a reduction of $12.7 million in the previous year and a decrease in accounts payable, accrued expenses and other current liabilities of $13.3 million and $22.1 million, respectively. Seasonal inventory purchases typically begin during the third quarter and continue into the fourth quarter, with significant payments typically due in the first quarter of the fiscal year. Non-seasonal inventory purchases are made throughout the year and fluctuate with the timing and strength of new releases.

      Net cash used in investing activities during the six months ended July 31, 2002 and July 31, 2001 was primarily due to capital expenditures for the acquisition of property, equipment and improvements. Financing for capital expenditures has generally been provided by cash from operations and borrowings under the Facility.

      Net cash provided by financing activities for the six months ended July 31, 2002 was $35.0 million, which included net borrowings under the Facility of $39.4 million, the exercise of warrants of $0.6 million and payments of $5.0 million on capital lease obligations and long-term debt. Net cash provided by financing activities for the six months ended July 31, 2001 was due to net borrowings under the Facility partially offset by payments on capital lease obligations.

      The Facility provides for a revolving credit line of up to $155,000,000, including a letter of credit subfacility of $10,000,000 (which amount can be increased at the discretion of the financial institution), expiring on October 31, 2003, with a year-to-year renewal thereafter. The Facility bears interest at the prime rate (4.75% at July 31, 2002) plus 0.5%, or at the Company’s election, an adjusted Eurodollar rate (1.84% at July 31, 2002) plus 1.75%. The Company’s borrowing availability under the Facility is subject to limitations based upon, among other things, the value of certain eligible merchandise inventory. In addition to the interest payable, the Company pays an Unused Line Fee. The fee is 0.375% per annum calculated upon the amount by which $120.0 million exceeds the average daily principal balance of the outstanding loans and letter of credit during the immediately preceding month.

      As of July 31, 2002, there was an outstanding loan balance of $49.9 million and a letter of credit outstanding in the amount of $11.4 million under the Facility. On November 29, 2001, the Company was required to post a letter of credit of $11.4 million as security for an appellate bond issued to stay execution of the judgment in the Peterson Lawsuit, (see Note 6 in Item 1 above.), pending the outcome of the Company’s appeal. The Company estimates that availability under its revolving line as of January 31, 2002 and July 31, 2002 was $59.0 million and $23.0 million, respectively. In accordance with the provisions of the Facility, the Company will be in default if availability under the Facility falls below $15 million. This decline in availability since January 31, 2002 is mainly due to the Company’s seasonal fluctuations of merchandise inventory on which the Facility is based.

      Subsequent to July 31, 2002, the Company has conducted discussions with Congress regarding an amendment to the Facility. In connection with such discussions, an amendment was finalized to provide for the Company’s principal shareholder to guarantee $10 million of the amounts outstanding under the Facility. In exchange for this guarantee, Congress has agreed to increase the amount of availability covered by the Facility by $10 million. In addition, the Company is currently discussing possible financing alternatives with other potential lenders. The outcome of such discussions are uncertain at this time. The Company believes that the additional availability from the Facility, cash on hand, expected cash flow from operations, and the availability of lease financing arrangements, will be adequate to support existing operations and planned capital expenditures of the Company for Fiscal 2003. Improvements in cash flow from operations during the holiday selling season would allow the Company to continue to meet its obligations on a timely basis subsequent to January 31, 2003.

Contractual Obligations

      The following is a summary of commitments of the Company as of July 31, 2002:

	Payments Due By Period

	Total	1 Year(a)	2-4 Years	5 Years	Thereafter

	(Dollar amounts in millions)
Contractual Obligations:
Long-term debt	$0.3	$0.1	$0.2	$—	$—
Line of credit	49.9	—	49.9	—	—
Capital leases	15.6	2.5	9.2	1.5	2.4
Operating leases	171.0	25.1	104.2	14.7	27.0

Total contractual cash obligations	$236.8	$27.7	$163.5	$16.2	$29.4

(a)	reflects remaining commitments for Fiscal 2003.

Seasonality and Inflation

      The Company’s business is seasonal, and revenues and operating income are highest during the fourth quarter of the Company’s fiscal year. Working capital and related bank borrowings in prior years were usually lowest during the period beginning with the end of the Christmas holiday season and ending with the close of the Company’s fiscal year. Beginning in February, working capital and related bank borrowings have historically trended upward during the year until the fourth quarter. Borrowings have historically been highest between September and November due to capital expenditures and the building of inventory for the holiday season. The Company believes that, except for changes in the minimum wage mandated by the Federal government, inflation has not had a material effect on its operations and its internal and external sources of liquidity and working capital.

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

      In accordance with SFAS No. 142, step one of the two-step transitional impairment test requires the Company to compare the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has completed step one of the transitional impairment test required by SFAS No. 142 and has determined that the fair value of the Company is less than its shareholders’ equity at January 31, 2002, indicating a possible impairment of goodwill. Fair value was determined by an independent appraisal. In accordance with SFAS No. 142, the Company has begun step two of the transitional impairment test.

      Step two of the transitional impairment test must be completed by January 31, 2003 and the resulting impairment loss, if any, will be recorded as a cumulative effect of an accounting change in the consolidated statements of operations. The amount of impairment, if any, cannot be determined until the completion of this process. The amount of such loss, however, could be material to the Company’s consolidated financial statements. SFAS No. 142 also requires the Company to perform an impairment test if an event occurs or circumstances change that would more likely than not result in an impairment loss. Such subsequent impairment losses, if any, will be reflected in operating income in the consolidated statements of operations in the period the event occurs.

      In June 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the impact that this statement may have on any potential future exit or disposal activities.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to risks resulting from interest rate fluctuations since interest on the Company’s borrowings under the Congress Facility are based on variable rates. If the Eurodollar rate were to increase 1% in Fiscal 2003 as compared to the rate at July 31, 2002, the Company’s interest expense for Fiscal 2003 would increase $0.5 million based on the outstanding balance of the Congress Facility at July 31, 2002. The Company does not hold any derivative instruments and does not engage in hedging activities.

PART II.     OTHER INFORMATION

Item 4.     Legal Proceedings

      As discussed above, in January, 2001, the Company was sued in the Los Angeles Superior Court by a former store manager, claiming alleged failure to pay overtime wages to herself and all similarly situated salaried store employees. The Complaint does not specify any amount of the claims, either individually or on behalf of the class. Thereafter, the Complaint was amended to add three additional named plaintiffs. The amended Complaint seeks relief on behalf of both store managers and assistant managers going back to 1997. The Company’s motions to strike the class action allegations have been denied. In October, 2001, a second class action suit was filed with respect to store managers and assistant managers by different named plaintiffs and different lawyers. It also seeks overtime pay and, in addition, asserts claims for meal break and rest break penalties. The plaintiffs in the two suits have filed a consolidated complaint. A limited amount of discovery has been conducted to date. While the Company believes it has meritorious defenses against the suits, the ultimate resolution of the matter, could result in a loss in excess of the amount accrued during the second quarter of Fiscal 2003.

      On July 18, 2001, the Santa Clara County, California Superior Court entered a $7.6 million judgment against the Company in a personal injury lawsuit encaptioned Peterson, et al. v. Shapell Industries (the “Peterson Lawsuit”). While the Company was insured for this judgment, its insurer, Reliance Insurance Company, was ordered liquidated by the State of Pennsylvania on October 3, 2001. As such, it is unknown at present whether, and to what extent, assets of the insurer will be available to the Company subsequent to a formal liquidation proceeding. Pending this outcome, California’s Insurance Guarantee Fund (“CIGA”) has engaged appellate counsel on behalf of the Company. CIGA has also facilitated the posting of an appellate bond to stay execution of the Peterson judgment pending the outcome of the Company’s appeal. The Company was required by the bonding company to provide an $11.4 million letter of credit as security for the appellate bond. On August 9, 2002, the Company filed its opening brief in the Court of Appeal of the State of California, Sixth Appellate District. Based on the advice of legal counsel, management believes that it is reasonably possible that it will either prevail on appeal or be successful in an alternative legal strategy and, accordingly, has not recorded a liability for the judgment in the accompanying financial statements.

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

WHEREHOUSE ENTERTAINMENT, INC.

Date: September 23, 2002	/s/ JERRY M. COMSTOCK, JR. Jerry M. Comstock, Jr. Chief Executive Officer (Principal Executive Officer)

Date: September 23, 2002	/s/ MARK A. VELARDE Mark A. Velarde Chief Financial Officer/Chief Administrative Officer (Principal Financial Officer)

CERTIFICATIONS

I, Jerry M. Comstock, Jr., certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of Wherehouse Entertainment, Inc.;

      2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ JERRY M. COMSTOCK, JR.

Jerry M. Comstock, Jr.
Chief Executive Officer

Date: September 23, 2002

I, Mark A. Velarde, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of Wherehouse Entertainment, Inc.;

      2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ MARK A. VELARDE

Mark A. Velarde
Chief Financial Officer/Chief Administrative Officer

Date: September 23, 2002